Form 10-Q
period 1995-03-31
CLOVER INCOME PROPERTIES L P
filed 1995-05-15
CIK 802679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM  10Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to

                        Commission file number 0-16773

                         CLOVER INCOME PROPERTIES, L.P
            (Exact name of registrant as specified in its charter)

                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

                                  22-2772496
                       (IRS employer identification no.)

         23 WEST PARK AVENUE, MERCHANTVILLE, NEW JERSEY         08109
   (Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code (609) 662-1116

       ----------------------------------------------------------------
   Former name, address and former fiscal year, if changed since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  Yes    X    No
                                                               -----

                              Page 1 of 21 Pages



                        CLOVER INCOME PROPERTIES, L.P.
                                BALANCE SHEETS
                                  (Unaudited)


                                    ASSETS

                                             March 31,          December 31,
                                                1995                 1994

CURRENT ASSETS

  Cash                                      $    302,206        $    292,557
  State Tax Refund Receivable                          -              16,733
                                            ------------        ------------
     Total current assets                        302,206             309,290
                                            ------------        ------------

INVESTMENT IN THE WILLOWBROOK JOINT
  VENTURE, at equity                           4,157,496           4,192,426

OTHER DEFERRED COSTS, less accumulated
  amortization of $211,192 and $205,134,
  respectively                                   307,937             313,995
                                            ------------        ------------

TOTAL ASSETS                                $  4,767,639        $  4,815,711
                                            ============        ============

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

  Accounts payable                          $        395        $          -
  Accrued expenses                                43,125              50,250
  Due to affiliates                                    -               3,000
                                            ------------        ------------
     Total current liabilities                    43,520              53,250
                                            ------------        ------------

PARTNERS' CAPITAL

  General partner                                      -                   -
  Limited partners                             4,724,119           4,762,461
                                            ------------        ------------
     Total partners' capital                   4,724,119           4,762,461
                                            ------------        ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL     $  4,767,639        $  4,815,711
                                            ============        ============



       The accompanying notes are an integral part of these statements.

                         CLOVER INCOME PROPERTIES L.P.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           For the Three Months Ended
                                       March 31, 1995      March 31, 1994

REVENUES
  Rental income                          $          -       $     264,124
  Other income                                      -              43,035
  Interest income                                 992               1,215
                                         ------------       -------------
     Total revenues                               992             308,374
                                         ------------       -------------

EXPENSES
  Depreciation and amortization                 6,058              64,594
  Operating expenses (Including
    affiliate transactions of
    $-0- and $16,505 for the
    three months ended 03/31/95
    and 03/31/94, respectively)                     -             132,795
  Professional services                         8,396               6,746
  General and administrative                    6,019               4,106
                                         ------------       -------------
     Total expenses                            20,473             208,241

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                      45,527              30,372
                                         ------------       -------------

NET INCOME                               $     26,046       $     130,505
                                         ============       =============

NET INCOME PER LIMITED
PARTNERSHIP UNIT                         $       1.69       $        8.60
                                         ============       =============


       The accompanying notes are an integral part of these statements.

                        CLOVER INCOME PROPERTIES, L.P.
                        STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)





                                     General       Limited
                                     Partner       Partners        Total


Balance at January 1, 1995         $      -     $  4,762,461     $ 4,762,461

Partners' distributions, $4.25
 per limited partnership unit           (638)        (63,750)        (64,388)


Net Income                               638          25,408          26,046
                                   ----------    -----------     -----------
Balance at March 31, 1995          $       -     $ 4,724,119     $ 4,724,119
                                   ==========    ===========     ===========


       The accompanying notes are an integral part of these statements.

                        CLOVER INCOME PROPERTIES, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                For the Three Months Ended
                                            March 31, 1995      March 31, 1994


OPERATING ACTIVITIES
  Cash received from rentals               $            -      $      264,026
  Other income received                                 -              10,999
  Interest received                                   992               1,215
  Distributions received from The
    Willowbrook Joint Venture                      80,457              80,457
  Cash paid for operating expenses                 (7,412)           (120,324)
                                           --------------      --------------
  Net cash provided by operating
    activities                                     74,037             236,373
                                           --------------      --------------

INVESTING ACTIVITIES
  Cash Paid for Investment Property                     -             (26,244)
  Contributions paid to The
    Willowbrook Joint Venture                           -              (1,716)

  Net cash (used in) investing activities               -             (27,960)
                                           --------------      --------------

FINANCING ACTIVITIES
  Partners' distributions                         (64,388)           (141,363)
                                           --------------      --------------
NET INCREASE IN CASH                                9,649              67,050

CASH, beginning of period                         292,557             370,737
                                           --------------      --------------


CASH, end of period                        $      302,206       $     437,787
                                           ==============      ==============



       The accompanying notes are an integral part of these statements.

                        CLOVER INCOME PROPERTIES, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                 For the Three Months Ended
                                            March 31, 1995       March 31, 1994

RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                  $       26,046        $    130,505

ADJUSTMENTS
  Depreciation and amortization                      6,058              64,594
  Income from investment in The
    Willowbrook Joint Venture                      (45,527)            (30,372)
  Distributions received from The
    Willowbrook Joint Venture                       80,457              80,457
  Decrease in prepaid expenses                           -              13,104
  Decrease in rents receivable                           -                 189
  Decrease (increase) in other receivables          16,733             (32,036)
  Increase in accounts payable                         395              10,541
  (Decrease) in prepaid rents                            -                (745)
  (Decrease) in accrued expenses                    (7,125)             (2,687)
  Increase in tenants security deposits                  -                 458
  (Decrease) increase in due to affiliates          (3,000)              2,365
                                            --------------        ------------
  Total adjustments                         $       47,991        $    105,868
                                            --------------        ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES   $       74,037        $    236,373
                                            ==============        ============


       The accompanying notes are an integral part of these statements.

                        CLOVER INCOME PROPERTIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1995
                                  (Unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   INVESTMENT IN THE WILLOWBROOK JOINT VENTURE:

On December 17, 1987, the Partnership acquired a 50% interest in The Willowbrook Joint Venture (the Joint Venture) for $6,450,000. The Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

On April 8, 1992, the Partnership and Clover Income Properties II, L.P., an affiliated partnership, consummated an agreement which was effective April 1, 1992, with Clover Income Properties III, L.P., (CIP III), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, of which $1,000,000 was distributed to the limited partners in April 1992. A summary of the Joint Venture's financial statements is as follows:

                                                     For the Three
                                                     Months Ended
                                                     March 31, 1995

Current Assets                                       $    361,781
Investment property, net of accumulated depreciation    9,730,231
Other noncurrent assets                                     1,100
                                                     ------------
Total assets                                         $ 10,093,112
                                                     ============

Current liabilities                                  $    404,233
Capital -
  Clover Income Properties, L.P.                        3,831,708
  Clover Income Properties II, L.P.                     3,831,708
  Clover Income Properties III, L.P.                    2,025,463
                                                     ------------


                        CLOVER INCOME PROPERTIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)

1.   INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):



                                                     For the Three
                                                     Months Ended
                                                     March 31, 1995

Total liabilities and capital                        $ 10,093,112
                                                     ============
Revenues                                             $    500,801
Expenses                                                  394,703
                                                     ------------

Net income                                           $    106,098
                                                     ============

The Joint Venture made distributions from operations to the Partnership in the amount of $80,457 during the first three months of 1995. (Also see Note 3).

The investment in The Willowbrook Joint Venture, at equity of $4,157,496, includes the Partnership's gain ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs ($62,892) related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

2.   TRANSACTIONS WITH AFFILIATES:

Holly Tree which was sold July 1, 1994, was managed by an affiliate of the General Partner pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross revenues from the Property. The General Partner and its affiliates were entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of Partnership operations and goods and services used by and for the Partnership.


                        CLOVER INCOME PROPERTIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)


2.   TRANSACTIONS WITH AFFILIATES (continued):

Transactions with affiliates are summarized below:

                                             Management          Reimbursable
                                                Fees                Costs

      Amount payable at January 1, 1995      $        -          $      3,000

      Incurred during the three months
          ended March 31, 1995                        -                     -


      Payments made in 1995                           -                (3,000)
                                             ----------          ------------
      Amount payable at March 31, 1995       $        -          $          -
                                             ==========          ============


3.   SUBSEQUENT DISTRIBUTION:

In April 1995, the Partnership received a $26,819 distribution from the Willowbrook Joint Venture. In May 1995, the Partnership made a cash distribution of $54,750 to the Limited Partners and $559 to the General Partner.

4.   GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature.



                         THE WILLOWBROOK JOINT VENTURE
                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                              March 31,       December 31,
                                                1995              1995
CURRENT ASSETS
   Cash                                     $    278,165      $    193,081
   Prepaid expenses                               78,619           136,682
   Rents receivable                                4,997               868
                                            ------------      ------------
   Total Current Assets                          361,781           330,631
                                            ------------      ------------

INVESTMENT PROPERTY, at cost                  13,378,885        13,378,885
   Less - accumulated depreciation            (3,648,654)       (3,520,401)
                                            ------------      ------------
     Net investment property                   9,730,231         9,858,484
                                            ------------      ------------

OTHER ASSETS
   Utility deposit                                 1,100             1,100
                                            ------------      ------------

TOTAL ASSETS                                $ 10,093,112      $ 10,190,215
                                            ============      ============


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable                         $     15,598      $     17,447
   Accrued expenses                               13,640            26,563
   Tenants' security deposits                     39,554            40,748
   Prepaid rents                                   9,162             8,936
   Due to affiliates                             326,279           326,240
                                            ------------      ------------
        Total current liabilities                404,233           419,934
                                            ------------      ------------

PARTNERS'CAPITAL
   Clover Income Properties, L.P.              3,831,708         3,866,638
   Clover Income Properties II, L.P.           3,831,708         3,866,638
   Clover Income Properties III, L.P.          2,025,463         2,037,005
                                            ------------      ------------
     Total partners' capital                   9,688,879         9,770,281
                                            ------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL     $ 10,093,112      $ 10,190,215
                                            ============      ============


       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             For the Three Months Ended
                                          March 31, 1995    March 31, 1994


REVENUES
Rental income                               $    494,733      $    502,863
Other income                                       5,584             6,699
Interest income                                      484               538
                                            ------------      ------------
     Total revenues                              500,801           510,100
                                            ------------      ------------


EXPENSES
Depreciation                                     128,253           127,863
Operating expenses (Including
 affiliate transactions of $16,089 and
 $31,013 for the  three months
 ended 3/31/95 and 3/31/94
 respectively)                                   261,502           307,046
Professional services                              4,948             2,248

General & administrative - affiliates                  -             2,163
                                            ------------      ------------
                                                 394,703           439,320
                                            ------------      ------------

NET INCOME                                  $    106,098      $     70,780
                                            ============      ============


       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                        STATEMENTS OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)


                             Clover        Clover      Clover
                             Income        Income      Income
                           Properties,   Properties   Properties
                               L.P.       II, L.P.     III, L.P.      Total


Balance January 1, 1995   $ 3,866,638   $ 3,866,638   $ 2,037,005  $ 9,770,281


Net income                     45,527        45,527        15,044      106,098

Partners' distributions       (80,457)      (80,457)      (26,586)    (187,500)
                          -----------   -----------   -----------  -----------

Balance March 31, 1995    $ 3,831,708   $ 3,831,708   $ 2,025,463  $ 9,688,879
                          ===========   ===========   ===========  ===========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                              For the Three Months Ended
                                              March 31,          March 31,
                                                 1995               1994

OPERATING ACTIVITIES

   Cash received from rentals               $    490,830      $    507,294
   Other income received                           5,584             6,699

   Interest income received                          484               538
   Cash paid for operating expenses             (224,314)         (235,955)
                                            ------------      ------------
     Net cash provided by operating
       activities                                272,584           278,576
                                            ------------      ------------

FINANCING ACTIVITIES

   Partners' distributions                      (187,500)         (187,500)
   Partners' contributions                          -                4,000
                                            ------------      ------------
     Net cash (used in) financing
       activities                               (187,500)         (183,500)
                                            ------------      ------------

   NET INCREASE IN CASH                           85,084            95,076

   Cash, beginning of period                     193,081           178,813
                                            ------------      ------------

   Cash, end of period                      $    278,165      $    273,889
                                            ============      ============



       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 For the Three Months Ended
                                                 March 31,          March 31,
                                                    1995               1994

RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                     $    106,098      $     70,780

Adjustments
     Depreciation                                   128,253           127,863
     Decrease in prepaid expenses                    58,063            68,745
     (Increase) decrease in rents receivable         (4,129)               75
     (Decrease) increase in accounts payable         (1,849)            9,750
     (Decrease) in accrued expenses                 (12,923)           (2,244)
     (Decrease) in security deposits                 (1,194)             (163)
     Increase in prepaid rents                          226             4,356
     Increase (decrease) in due to affiliates            39              (586)
                                               ------------      ------------


Total adjustments                                   166,486           207,796
                                               ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES      $    272,584      $    278,576
                                               ============      ============



       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)

Readers of this quarterly report should refer to the Joint Venture's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   INVESTMENT PROPERTY:

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland. The following is a summary of investment property as of March 31, 1995.

          Land                               $    1,421,205
          Building                               10,980,891
          Furniture and fixtures                    976,789
                                             --------------
                                                 13,378,885
          Less: Accumulated depreciation         (3,648,654)
                                             --------------
                                             $    9,730,231
                                             ==============

2.   TRANSACTIONS WITH AFFILIATES:

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the Partners, replaced an affiliate of the Partners as Property Manager. Until this time, as compensation for property management services performed by an affiliate of the Partners with respect to the Property, the affiliate was entitled to a management fee in an amount not to exceed 5% of gross revenues.

The general partners of CIP, CIP II and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the three months ended March 31, 1995, $3,339 of such costs were incurred by the Joint Venture.





                         THE WILLOWBROOK JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)

2.   TRANSACTIONS WITH AFFILIATES (continued):

     Transactions with affiliates are summarized below:

                                                  Management     Reimbursable
                                                    Fees             Costs

     Amount payable at January 1, 1995         $    319,132      $      7,108
     Incurred during three months
      ended March 31, 1995                     $     12,750      $      3,339
     Payments made during 1995                      (12,750)           (3,300)
                                               ------------      ------------
     Amount payable at
      March 31, 1995                           $    319,132      $      7,147
                                               ============      ============


3.   SUBSEQUENT DISTRIBUTIONS:

In April, 1995, the Joint Venture paid total distributions of $62,500 to its partners.

4.   GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the joint venture partners, necessary for a fair statement of results for the interim periods presented. Such adjustments are of a normal recurring nature.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

     The Partnership's only remaining interest in real estate is a 42.91% interest in The Willowbrook Joint Venture, a joint venture which owns the
Willowbrook Apartments.   Consequently, the Partnership's primary remaining
source of operating cash flow will be distributions from The Willowbrook Joint Venture.

     On March 31, 1995, the Partnership had cash on hand of $302,206, as compared to $292,557 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

     The Partnership's net cash flow from operations was $74,037 for the three months ended March 31, 1995 as compared to $236,373 for the same period in 1994. The decrease in net cash flow from operations over the period was primarily due to a decrease in cash received from rentals as a result of the sale of Holly Tree on July 1, 1994.

     The Joint Venture's net cash flow from operations was $272,584 for the three months ended March 31, 1995 as compared to $278,576 for the same period in 1994. The decrease in cash flow from operations over the period was due to a decrease in cash received from rentals and other income, partially offset by a decrease in cash paid for operating expenses.

     Cash distributions by the Partnership to the partners with respect to the quarter ended March 31, 1995 of $64,388 were paid in January 1995. Of the total amount, $63,750 was distributed to the Limited Partners and $638 was distributed to the General Partner.

     The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements, absent any unanticipated cost increases or adverse market conditions.

     As of March 31, 1995, the Partnership had paid all outstanding amounts owed to Clover and its affiliates.

     As of March 31, 1995, The Willowbrook Joint Venture owed a total of $326,279 to Clover and its affiliates, including $7,147 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

     During the first quarter of 1995, The Willowbrook Joint Venture continued its program instituted in 1993 at The Willowbrook Apartments to upgrade apartment interiors with new appliances and carpeting, combined with an aggressive marketing program.

     Effective February 21, 1995, the General Partner and certain of its affiliates entered into an agreement with NPI-CL Management L.P. ("NPI"), an entity unaffiliated with the Partnership or its General Partner, pursuant to which NPI began providing day-to-day asset management services for the Partnership as well as property management services for the Joint Venture. NPI is an affiliate of National Property Investors, Inc., a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia.

Results of Operations


     Three Months Ended March 31, 1995 vs. March 31, 1994

     Until the sale of Holly Tree, the Partnership earned revenues primarily from rental income from the Holly Tree Park Apartments. Revenues from the Willowbrook Apartments are not included in Partnership revenues.

     The Partnership earned interest of $992 for the three months ended March 31, 1995, as compared to $1,215 for the same period in 1994. There was no other income for the three months ended March 31, 1995 as compared to $43,035 for the same period in 1994. The decrease in other income over the three month period is primarily due to refunds of state income tax overpayments received in the first quarter of 1994.

     There were no operating expenses for the three months ended March 31, 1995 due to the sale of the Holly Tree Apartments in 1994.

     The Partnership's income before depreciation and amortization for the three months ended March 31, 1995 was $32,104 compared to $195,099 for the same period in 1994. The decrease over the period is primarily the result of the sale of Holly Tree somewhat offset by increased income from the Willowbrook Joint Venture.

     Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture for the three months ended March 31, 1995 was $494,733 as compared to $502,863 for the same period in 1994. Other income for the three months ended March 31, 1995 was $5,584 as compared to $6,699 for the same period in 1994. Interest income for the three months ended March 31, 1995 was $484 as compared to $538 for the same period in 1994. The decrease in rental income is primarily the result of a decrease in average rental rates and average occupancy over the period.

     The average effective rental rates for the Willowbrook Apartments for the three months ended March 31, 1995 were $1,787 as compared to $1,808 for the same period in 1994. The average occupancy for the Willowbrook Apartments for the three months ended March 31, 1995 was 92.56% as compared to 93.0% for the same period in 1994.

     Operating expenses for the Willowbrook Apartments for the three months ended March 31, 1995 were $266,502 as compared to $307,046 for the same period in 1994. The decrease in operating expenses over the period is primarily the result of decreased utility expense due to the very mild winter in the first quarter of 1995 as well as slightly decreased salaries and wages. Additionally, snow removal was $860 in the first quarter 1995, compared to $9,380 in the same period of 1994.

      The Joint Venture's income before depreciation and amortization for the three months ended March 31, 1995 was $234,351 as compared to $198,643 for the same period in 1994. The increase in income before depreciation and amortization in 1995 is primarily the result of decreased operating expenses.


                           PART II-OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          No report on Form 8-K was required to be filed during the period.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                           CLOVER INCOME PROPERTIES, L.P.
                                  (Registrant)

                           By:  C.I.P. Management Corp.


                                By: /S/  Donald N. Love
                                    -------------------------
                                    Donald N. Love, President



                                By: /S/  Stanley E. Borucki
                                    -----------------------------
                                    Stanley E. Borucki, Treasurer


Date:  May 12, 1995

