Form 10-Q
period 1995-06-30
CLOVER INCOME PROPERTIES L P
filed 1995-08-14
CIK 802679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  -----------

                                   FORM 10Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1995

OR

______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________

Commission file number  0-16773

                        CLOVER INCOME PROPERTIES, L.P.
            (Exact name of registrant as specified in its charter)

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

   _________________________________________________________________________
   Former name, address and former fiscal year, if changed since last report

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X     No ___

                              Page 1 of 23 Pages

                        CLOVER INCOME PROPERTIES, L.P.
                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                               June 30,         December 31,
                                                 1995               1994
                                             -----------        ------------
CURRENT ASSETS

  Cash                                       $   282,936         $   292,557
  State Tax Refund Receivable                          -              16,733
                                             -----------         -----------
     Total current assets                        282,936             309,290
                                             -----------         -----------
INVESTMENT IN THE WILLOWBROOK JOINT
  VENTURE, at equity                           4,125,802           4,192,426

OTHER DEFERRED COSTS, less accumulated
  amortization of $217,249 and $205,134,
  respectively                                   301,880             313,995
                                             -----------         -----------
TOTAL ASSETS                                 $ 4,710,618         $ 4,815,711
                                             ===========         ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

  Accounts payable                           $         -         $         -
  Accrued expenses                                 9,750              50,250
  Due to affiliates                                    -               3,000
                                             -----------         -----------
     Total current liabilities                     9,750              53,250
                                             -----------         -----------
PARTNERS' CAPITAL

  General partner                                      -                   -
  Limited partners                             4,700,868           4,762,461
                                             -----------         -----------
     Total partners' capital                   4,700,868           4,762,461
                                             -----------         -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL      $ 4,710,618         $ 4,815,711
                                             ===========         ===========

       The accompanying notes are an integral part of these statements.

                         CLOVER INCOME PROPERTIES L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the Six Months Ended
                                         June 30, 1995      June 30, 1994
                                         -------------      -------------
REVENUES
  Rental income                           $         -        $    528,184
  Other income                                      -              61,243
  Interest income                               3,026               3,260
                                          -----------        ------------
     Total revenues                             3,026             592,687
                                          -----------        ------------
EXPENSES
  Depreciation and amortization                12,115             129,352
  Operating expenses                                -             292,456
  Professional services                        15,154              14,047
  General and administrative                   11,943               4,687
                                          -----------        ------------
     Total expenses (Including
     affiliate transactions of
     4,062 and $34,209 for the six
     months ended 6/30/95 and 6/30/94,
     respectively)                             39,212             440,542

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                      94,290              78,356
                                          -----------        ------------
NET INCOME                                $    58,104        $    230,501
                                          ===========        ============
NET INCOME PER LIMITED
PARTNERSHIP UNIT                          $      3.79        $      15.18
                                          ===========        ============

       The accompanying notes are an integral part of these statements.

                         CLOVER INCOME PROPERTIES L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the Three Months Ended
                                         June 30, 1995      June 30, 1994
                                         -------------      -------------
REVENUES
  Rental income                           $         -        $    264,060
  Other income                                      -              18,208
  Interest income                               2,034               2,045
                                          -----------        ------------
     Total revenues                             2,034             284,313
                                          -----------        ------------
EXPENSES
  Depreciation and amortization                 6,057              64,758
  Operating expenses                                -             159,661
  Professional services                         6,758               7,301
  General and administrative                    5,924                 581
                                          -----------        ------------
     Total expenses (Including affiliate
     transactions of $4,062 and $17,704
     for the three months ended 6/30/95
     and 6/30/94, respectively)                18,739             232,301

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                      48,763              47,984
                                          -----------        ------------
NET INCOME                                $    32,058        $     99,996
                                          ===========        ============
NET INCOME PER LIMITED
PARTNERSHIP UNIT                          $      2.10        $       6.57
                                          ===========        ============

       The accompanying notes are an integral part of these statements.

                        CLOVER INCOME PROPERTIES, L.P.
                        STATEMENT OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)

                                     General       Limited
                                     Partner       Partners        Total
                                   ---------     -----------     -----------
Balance at January 1, 1995         $       -     $ 4,762,461     $ 4,762,461

Partners' distributions, $7.90
 per limited partnership unit         (1,197)       (118,500)       (119,697)

Net Income                             1,197          56,907          58,104
                                   ---------     -----------     -----------

Balance at June 30, 1995           $       -     $ 4,700,868     $ 4,700,868
                                   =========     ===========     ===========

       The accompanying notes are an integral part of these statements.

                        CLOVER INCOME PROPERTIES, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 For the Six Months Ended
                                            June 30, 1995        June 30, 1994
                                            -------------        ------------
OPERATING ACTIVITIES
  Cash received from rentals                $           -       $     526,757
  Other income received                                 -              29,207
  Interest received                                 3,026               3,260
  Distributions received from The
    Willowbrook Joint Venture                     160,914             160,914
  Cash paid for operating expenses                (53,864)           (259,489)
                                            -------------        ------------
  Net cash provided by operating activities       110,076             460,649
                                            -------------        ------------
INVESTING ACTIVITIES
  Cash Paid for Investment Property                     -             (52,369)
  Contributions paid to The
    Willowbrook Joint Venture                           -              (4,116)
                                            -------------        ------------
  Net cash (used in) investing activities               -             (56,485)
                                            -------------        ------------
FINANCING ACTIVITIES
  Partners' distributions                        (119,697)           (282,726)
                                            -------------        ------------
NET INCREASE (DECREASE)IN CASH                     (9,621)            121,438

CASH, beginning of period                         292,557             370,737
                                            -------------        ------------
CASH, end of period                         $     282,936        $    492,175
                                            =============        ============

                        CLOVER INCOME PROPERTIES, L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  For the Six Months Ended
                                             June 30, 1995         June 30, 1994
                                             -------------         -------------
RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                   $      58,104         $   230,501

ADJUSTMENTS
  Depreciation and amortization                     12,115             129,352
  Income from investment in The
    Willowbrook Joint Venture                      (94,290)            (78,356)
  Distributions received from The
    Willowbrook Joint Venture                      160,914             160,914
  Decrease in prepaid expenses                           -              34,399
  Decrease in rents receivable                           -                 659
  Decrease (increase) in other receivables          16,733             (32,036)
  Increase in accounts payable                           -              27,270
  (Decrease) in prepaid rents                            -              (2,086)
  (Decrease) in accrued expenses                   (40,500)             (1,643)
  (Decrease) in tenants security deposits                -              (3,607)
  (Decrease) in due to affiliates                   (3,000)             (4,718)
                                             -------------         ------------
  Total adjustments                          $      51,972         $   230,148
                                             -------------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $     110,076         $   460,649
                                             =============         ===========

                         CLOVER INCOME PROPERTIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

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

                                                               For the Six
                                                              Months Ended
                                                              June 30, 1995
                                                              -------------
         Current Assets                                       $    387,403
         Investment property, net of accumulated depreciation    9,624,835
         Other noncurrent assets                                     1,100
         Total assets                                         $ 10,013,338
                                                              ============
         Current liabilities                                  $    398,318
         Capital -
           Clover Income Properties, L.P.                        3,800,014
           Clover Income Properties II, L.P.                     3,800,014
           Clover Income Properties III, L.P.                    2,014,992
                                                              ------------

                         CLOVER INCOME PROPERTIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

1.       INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):

                                                               For the Six
                                                              Months Ended
                                                              June 30, 1995
                                                              -------------
         Total liabilities and capital                        $ 10,013,338
                                                              ============

         Revenues                                             $  1,011,487
         Expenses                                                  791,748
                                                              ------------

         Net income                                           $    219,739
                                                              ============

         The Joint Venture made distributions from operations to the Partnership in the amount of $160,914 during the first six months of 1995. (Also see Note 3).

         The investment in The Willowbrook Joint Venture, at equity of $4,125,802, includes the Partnership's gain ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs ($68,949) related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

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

                         CLOVER INCOME PROPERTIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

2.       TRANSACTIONS WITH AFFILIATES (continued):

         Transactions with affiliates are summarized below:

                                            Management  Reimbursable
                                               Fees        Costs
                                            ----------  ------------
         Amount payable at January 1, 1995   $  --        $ 3,000

         Incurred during the six months
             ended June 30, 1995                --          4,062

         Payments made in 1995                  --         (7,062)
                                             -------      -------
         Amount payable at June 30, 1995     $  --        $  --
                                             =======      =======

3.       SUBSEQUENT DISTRIBUTION:

         In July 1995, the Partnership received a $26,819 distribution from the Willowbrook Joint Venture. In July 1995, the Partnership made a cash distribution of $54,750 to the Limited Partners and $553 to the General Partner.

4.       GENERAL:

         The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature.

                         THE WILLOWBROOK JOINT VENTURE
                                BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                            June 30,    December 31,
                                              1995          1994
                                          -----------   ------------
CURRENT ASSETS
   Cash                                   $   365,420   $   193,081
   Prepaid expenses                            14,795       136,682
   Rents receivable                             7,188           868
                                          -----------   -----------
   Total Current Assets                       387,403       330,631
                                          -----------   -----------
INVESTMENT PROPERTY, at cost               13,401,742    13,378,885
   Less - accumulated depreciation         (3,776,907)   (3,520,401)
                                          -----------   -----------
     Net investment property                9,624,835     9,858,484
                                          -----------   -----------
OTHER ASSETS
   Utility deposit                              1,100         1,100
                                          -----------   -----------
TOTAL ASSETS                              $10,013,338   $10,190,215
                                          ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable                              --     $    17,447
   Accrued expenses                            22,494        26,563
   Tenants' security deposits                  37,796        40,748
   Prepaid rents                               11,749         8,936
   Due to affiliate                           326,279       326,240
                                          -----------   -----------
        Total current liabilities             398,318       419,934
                                          -----------   -----------
PARTNERS'CAPITAL
   Clover Income Properties, L.P.           3,800,014     3,866,638
   Clover Income Properties II, L.P.        3,800,014     3,866,638
   Clover Income Properties III, L.P.       2,014,992     2,037,005
                                          -----------   -----------
         Total partners' capital            9,615,020     9,770,281
                                          -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL   $10,013,338   $10,190,215
                                          ===========   ===========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         For the Six Months Ended
                                       June 30, 1995  June 30, 1994
                                       -------------  -------------
REVENUES
Rental income                            $  997,340     $1,014,175
Other income                                 13,617         33,532
Interest income                                 530          1,812
                                         ----------     ----------
     Total revenues                       1,011,487      1,049,519
                                         ----------     ----------
EXPENSES
Depreciation                                256,506        255,782
Operating expenses (Including
 affiliate transactions of $16,863 and
 $62,815 for the six months
 ended 6/30/95 and 6/30/94
 respectively)                              530,294        603,745
Professional services                         4,948          4,466
General & administrative                       --            2,921
                                         ----------     ----------
     Total expenses                         791,748        866,914
                                         ----------     ----------
NET INCOME                               $  219,739     $  182,605
                                         ==========     ==========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    For the Three Months Ended
                                   June 30, 1995  June 30, 1994
                                   -------------  -------------
REVENUES
Rental income                         $502,607       $511,312
Other income                             8,033         26,833
Interest income                             46          1,274
                                      --------       --------
     Total revenues                    510,686        539,419
                                      --------       --------
EXPENSES
Depreciation                           128,253        127,919
Operating expenses (Including
 affiliate transactions of $774 and
 $29,639 for the three months
 ended 6/30/95 and 6/30/94
 respectively)                         268,792        296,699
Professional services                     --            2,218
General & administrative                  --              758
                                      --------       --------
     Total expenses                    397,045        427,594
                                      --------       --------
NET INCOME                            $113,641       $111,825
                                      ========       ========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                        STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)

                            Clover        Clover         Clover
                            Income        Income         Income
                          Properties,   Properties     Properties
                             L.P.         II, L.P.      III, L.P.      Total
                          -----------   -----------    -----------  -----------
Balance January 1, 1995   $ 3,866,638   $ 3,866,638    $ 2,037,005  $ 9,770,281

Net income                     94,290        94,290         31,159      219,739

Partners' distributions      (160,914)     (160,914)       (53,172)    (375,000)
                          -----------   -----------    -----------  -----------
Balance June 30, 1995     $ 3,800,014   $ 3,800,014    $ 2,014,992  $ 9,615,020
                          ===========   ===========    ===========  ===========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    For the Six Months Ended
                                                     June 30,       June 30,
                                                       1995           1994
                                                   -----------    -----------
OPERATING ACTIVITIES

   Cash received from rentals                      $   993,833    $ 1,019,992
   Other income received                                13,617         33,532
   Interest income received                                530          1,812
   Cash paid for operating expenses                   (437,784)      (504,417)
                                                   -----------    -----------
   Net cash provided by operating activities           570,196        550,919
                                                   -----------    -----------
INVESTING ACTIVITIES

   Cash paid for investment property                   (22,857)       (17,966)

FINANCING ACTIVITIES

   Partners' distributions                            (375,000)      (375,000)
   Partners' contributions                                --            9,592
                                                   -----------    -----------
         Net cash (used in) financing activities      (375,000)      (365,408)
                                                   -----------    -----------
   NET INCREASE IN CASH                                172,339        167,545

   Cash, beginning of period                           193,081        178,813
                                                   -----------    -----------
   Cash, end of period                             $   365,420    $   346,358
                                                   ===========    ===========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            For the Six Months Ended
                                              June 30,     June 30,
                                                1995         1994
                                             ---------    ---------
RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                   $ 219,739    $ 182,605

Adjustments
  Depreciation                                 256,506      255,782
  Decrease in prepaid expenses                 121,887      145,867
  (Increase) in rents receivable                (6,320)        (735)
  (Decrease) in accounts payable               (17,447)     (12,382)
  (Decrease) in accrued expenses                (4,069)      (8,312)
  (Decrease) in security deposits               (2,952)      (2,711)
  Increase in prepaid rents                      2,813        6,552
  Increase (decrease) in due to affiliates          39      (15,747)
                                             ---------    ---------
Total adjustments                              350,457      368,314
                                             ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $ 570,196    $ 550,919
                                             =========    =========

       The accompanying notes are an integral part of these statements.

                         THE WILLOWBROOK JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

         Readers of this quarterly report should refer to the Joint Venture's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.       INVESTMENT PROPERTY:

         On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland. The following is a summary of investment property as of June 30, 1995.

         Land                                  $  1,421,205
         Building                                11,003,748
         Furniture and fixtures                     976,789
                                               ------------
                                                 13,401,742
              Less: Accumulated depreciation     (3,776,907)
                                               ------------
                                               $  9,624,835
                                               ============

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

         The general partners of CIP, CIP II and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the six months ended June 30, 1995, $4,113 of such costs were incurred by the Joint Venture.

                         THE WILLOWBROOK JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

2.       TRANSACTIONS WITH AFFILIATES (continued):

         Transactions with affiliates are summarized below:

                                            Management  Reimbursable
                                               Fees         Costs
                                            ----------  ------------
         Amount payable at January 1, 1995   $ 319,132    $   7,108
         Incurred during six months
          ended June 30, 1995                $  12,750    $   4,113
         Payments made during 1995             (12,750)      (4,074)
                                             ---------    ---------
         Amount payable at
          June 30, 1995                      $ 319,132    $   7,147
                                             =========    =========

3.       SUBSEQUENT DISTRIBUTIONS:

         In July, 1995, the Joint Venture paid total distributions of $62,500 to its partners.

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

         On June 30, 1995, the Partnership had cash on hand of $282,936, as compared to $292,557 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

         The Partnership's net cash flow from operations was $110,076 for the six months ended June 30, 1995 as compared to $460,649 for the same period in 1994. The decrease in net cash flow from operations over the period was primarily due to a decrease in cash received from rentals as a result of the sale of Holly Tree on July 1, 1994.

         The Willowbrook Joint Venture's net cash flow from operations was $570,196 for the six months ended June 30, 1995 as compared to $550,919 for the same period in 1994. The increase in cash flow from operations over the period was due to a decrease in cash paid for operating expenses, partially offset by a decrease in cash received from rentals, interest and other income.

         The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements, absent any unanticipated cost increases or adverse market conditions.

         As of June 30, 1995, the Partnership had paid all outstanding amounts owed to Clover and its affiliates. As of June 30, 1995, The Willowbrook Joint Venture, however, owed a total of $326,279 to Clover and its affiliates, including $7,147 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

         During the second quarter of 1995, one elevator at Willowbrook Apartments was replaced for a total of $22,857, which amount is reflected in cash paid for investing activities. One common area hallway was recarpeted and painted and additional common area hallways will be recarpeted during the last half of 1995. A roof replacement originally planned for 1995 has been indefinitely postponed and plans to resurface and restripe the parking lot are currently being reevaluated.

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

Results of Operations

         Three Months and Six Months
         Ended June 30, 1995 vs. June 30, 1994

         Until the sale of Holly Tree, the Partnership earned revenues primarily from rental income from the Holly Tree Park Apartments. Revenues from the Willowbrook Apartments are not included in Partnership revenues.

         The Partnership earned interest of $2,034 and $3,026 for the three and six months ended June 30, 1995, as compared to $2,045 and $3,260 for the same periods in 1994. There was no other income for the three and six months ended June 30, 1995 as compared to $18,208 and $61,243 for the same periods in 1994. The decrease in other income over these periods is primarily due to refunds of state income tax overpayments received in the first quarter of 1994 as well as other income received by Holly Tree Apartments in 1994.


         There were no operating expenses for the three and six months ended June 30, 1995 due to the sale of the Holly Tree Apartments in 1994.

         The Partnership's income before depreciation and amortization for the three and six months ended June 30, 1995 was $38,115 and $70,219 compared to $164,754 and $359,853 for the same periods in 1994. The decrease over these periods is primarily the result of the sale of Holly Tree somewhat offset by increased income from the Willowbrook Joint Venture.

         Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture, for the three and six months ended June 30, 1995 was $502,607 and $997,340 as compared to $511,312 and $1,014,175 for the same periods in 1994. Other income for the three and six months ended June 30, 1995 was $8,033 and $13,617 as compared to $26,833 and $33,532 for the same periods in 1994. Interest income for the three and six months ended June 30, 1995 was $46 and $530 as compared to $1,274 and $1,812 for the same periods in 1994. The decrease in rental income is primarily the result of a decrease in average rental rates and average occupancy over the period.

         The average effective rental rates for the Willowbrook Apartments for the three and six months ended June 30, 1995 were $1,806 and $3,603 as compared to $1,818 and $3,626 for the same periods in 1994. The average occupancy for the Willowbrook Apartments for the three and six months ended June 30, 1995 was 93.10% and 92.83% as compared to 94.10% and 93.60% for the same periods in 1994.

         Operating expenses for the Willowbrook Apartments for the three and six months ended June 30, 1995 were $268,792 and $530,294 as compared to $296,699 and $603,745 for the same periods in 1994. The decrease in operating expenses over the period is primarily the result of decreased utility expense due to the very mild winter in the first quarter of 1995 as well as slightly decreased salaries and wages. Additionally, snow removal was $860 in the first quarter of 1995, compared to $9,380 in the same period of 1994.

          The Joint Venture's income before depreciation and amortization for the three and six months ended June 30, 1995 was $241,894 and $476,245 as compared to $239,744 and $438,387 for the same periods in 1994. The increase in income before depreciation and amortization in 1995 is primarily the result of decreased operating expenses.

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

                           CLOVER INCOME PROPERTIES, L.P.
                                  (Registrant)

                           By:  C.I.P. Management Corp.

                                By: Donald N. Love
                                    -----------------------------
                                    Donald N. Love, President

                                By: Stanley E. Borucki
                                    -----------------------------
                                    Stanley E. Borucki, Treasurer

Date: August 11, 1995