Form 10-Q
period 1995-09-30
CLOVER INCOME PROPERTIES L P
filed 1995-11-13
CIK 802679

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________

FORM  10Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

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

________________________________________________________________
Former name, address and former fiscal year, if changed since last report

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes    X    No




CLOVER INCOME PROPERTIES, L.P.
BALANCE SHEETS
(Unaudited)

ASSETS


                                            September 30,       December 31,
                                                1995                1994

CURRENT ASSETS

  Cash                                      $    274,166        $    292,557
  State Tax Refund Receivable                          -              16,733
     Total current assets                        274,166             309,290


INVESTMENT IN THE WILLOWBROOK JOINT
  VENTURE, at equity                           4,061,948           4,192,426

OTHER DEFERRED COSTS, less accumulated
  amortization of $223,307 and $205,134,
  respectively                                   295,822             313,995

TOTAL ASSETS                                $  4,631,936        $  4,815,711


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

  Accounts payable                          $          -        $          -
  Accrued expenses                                17,924              50,250
  Due to affiliates                                    -               3,000
     Total current liabilities                    17,924              53,250

PARTNERS' CAPITAL

  General partner                                      -                   -
  Limited partners                             4,614,012           4,762,461
     Total partners' capital                   4,614,012           4,762,461

TOTAL LIABILITIES AND PARTNERS' CAPITAL     $  4,631,936        $  4,815,711


 The accompanying notes are an integral part of these statements.



CLOVER INCOME PROPERTIES L.P.
STATEMENTS OF OPERATIONS
(Unaudited)


                                           For the Nine Months Ended
                                        September 30, 1995  September 30, 1994


REVENUES
  Rental income                          $          -       $     528,184
  Other income                                      -              62,930
  Interest income                               4,419              13,921
     Total revenues                             4,419             605,035

EXPENSES
  Depreciation and amortization                18,173             135,539
  Operating expenses                                -             316,415
  Professional services                        58,269              18,951
  General and administrative                   12,319               9,924
     Total expenses (Including
     affiliate transactions of
     4,062 and $36,379 for the nine
     months ended 9/30/95 and 9/30/94,
     respectively)                             88,761             480,829

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                     110,893              97,754

INCOME BEFORE GAIN ON
SALE OF PROPERTY                               26,551             221,960

GAIN ON SALE OF PROPERTY                            -           2,503,521

NET INCOME                               $     26,551       $   2,725,481

NET INCOME PER LIMITED
PARTNERSHIP UNIT                         $       1.65       $      181.42


 The accompanying notes are an integral part of these statements.



CLOVER INCOME PROPERTIES L.P.
STATEMENTS OF OPERATIONS
(Unaudited)


                                            For the Three Months Ended
                                       September 30, 1995   September 30, 1994


 REVENUES
  Rental income                        $          -         $           -
  Other income                                    -                 1,687
  Interest income                             1,393                10,661
     Total revenues                           1,393                12,348

EXPENSES
  Depreciation and amortization               6,058                 6,187
  Operating expenses                              -                23,959
  Professional services                      43,115                 4,904
  General and administrative                    376                 5,237
     Total expenses (Including affiliate
       transactions of -0-
       and $2,170 for the three months
       ended 9/30/95 and 9/30/94,
       respectively)                         49,549                40,287

SHARE OF INCOME FROM THE
WILLOWBROOK JOINT VENTURE                    16,603                19,398

LOSS BEFORE GAIN ON
SALE OF PROPERTY                            (31,553)               (8,541)

GAIN ON SALE OF PROPERTY                          -             2,503,521

NET INCOME (LOSS)                        $  (31,553)         $  2,494,980

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT                         $    (2.14)         $     166.24


 The accompanying notes are an integral part of these statements.



CLOVER INCOME PROPERTIES, L.P.
STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(Unaudited)


                                     General       Limited
                                     Partner       Partners        Total


Balance at January 1, 1995         $       -     $ 4,762,461     $ 4,762,461

Partners' distributions, $11.55
 per limited partnership unit         (1,750)       (173,250)       (175,000)

Net Income                             1,750          24,801          26,551

Balance at September 30, 1995      $       -     $ 4,614,012     $ 4,614,012


 The accompanying notes are an integral part of these statements.



CLOVER INCOME PROPERTIES, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                          For the Nine Months Ended
                                     September 30, 1995  September 30, 1994


OPERATING ACTIVITIES
  Cash received from rentals          $            -      $      524,546
  Other income received                            -              23,026
  Interest received                            4,419              13,921
  Distributions received from The
    Willowbrook Joint Venture                241,371             241,371
  Cash paid for operating expenses           (89,181)           (434,116)

  Net cash provided by operating
   activities                                156,609             368,748


INVESTING ACTIVITIES
  Cash Paid for Investment Property                -             (52,370)
  Proceeds from sale of property                   -           6,500,000
    Settlement costs paid from sale
    of property                                    -             (71,993)
    Contributions paid to The
    Willowbrook Joint Venture                      -              (4,116)

  Net cash provided by investing
   activities                                      -           6,371,521

FINANCING ACTIVITIES
  Partners' distributions                   (175,000)         (6,834,189)

NET (DECREASE)IN CASH                        (18,391)            (93,920)

CASH, beginning of period                    292,557             370,737

CASH, end of period                   $      274,166       $     276,817


 The accompanying notes are an integral part of these statements.



CLOVER INCOME PROPERTIES, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                          For the Nine Months Ended
                                      September 30, 1995    September 30, 1994


RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING
ACTIVITIES

NET INCOME                            $        26,551      $   2,725,481

ADJUSTMENTS
 Depreciation and amortization                 18,173            135,539
 Income from investment in The
  Willowbrook Joint Venture                  (110,893)           (97,754)
 Gain on sale of property                           -         (2,503,521)
 Distributions received from The
  Willowbrook Joint Venture                    241,371           241,371
 Decrease in prepaid expenses                        -            40,293
 Decrease in rents receivable                        -               659
 Decrease (increase) in other receivables       16,733           (32,036)
(Decrease) in accounts payable                       -           (10,877)
(Decrease) in prepaid rents                          -            (4,297)
(Decrease) in accrued expenses                 (32,326)          (13,721)
(Decrease) in tenants security deposits              -           (42,980)
(Decrease) in due to affiliates                 (3,000)          (69,409)

  Total adjustments                     $       130,058     $ (2,356,733)

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            $       156,609     $    368,748


 The accompanying notes are an integral part of these statements.


CLOVER INCOME PROPERTIES, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited)

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

                                                        For the Nine
                                                        Months Ended
                                                     September 30, 1995


Current Assets                                          $    350,538
Investment property, net of accumulated depreciation       9,515,004
Other noncurrent assets                                        1,100
Total assets                                            $  9,866,642

Current liabilities                                     $    400,429
Capital                                                            -
  Clover Income Properties, L.P.                           3,736,160
  Clover Income Properties II, L.P.                        3,736,160
  Clover Income Properties III, L.P.                       1,993,893



CLOVER INCOME PROPERTIES, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited)

1.  INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):


                                                         For the Nine
                                                         Months Ended
                                                       September 30, 1995


Total liabilities and capital                            $  9,866,642

Revenues                                                 $  1,523,808
Expenses                                                    1,265,376

Net income                                               $    258,432


The Joint Venture made distributions from operations to the Partnership in the amount of $241,371 during the first nine months of 1995. (Also see Note 3).

The investment in The Willowbrook Joint Venture, at equity of $4,061,948, includes the Partnership's gain ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs ($62,892) related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

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


CLOVER INCOME PROPERTIES, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited)


2.  TRANSACTIONS WITH AFFILIATES (continued):

Transactions with affiliates are summarized below:



                                             Management          Reimbursable
                                                Fees                Costs


      Amount payable at January 1, 1995     $         -         $       3,000

      Incurred during the nine months
          ended September 30, 1995                    -                 4,062

      Payments made in 1995                           -                (7,062)

      Amount payable at September 30, 1995  $         -          $          -


3.  SUBSEQUENT DISTRIBUTION:

In October 1995, the Partnership received a $26,819 distribution from the Willowbrook Joint Venture. In October 1995, the Partnership made a cash distribution of $54,750 to the Limited Partners and $553 to the General Partner.

4.  GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature.



 THE WILLOWBROOK JOINT VENTURE
 BALANCE SHEETS
 (Unaudited)

 ASSETS


                                                   September 30,     December 31,
                                                      1995             1994

     CURRENT ASSETS
   Cash                                           $   134,911     $    193,081
   Prepaid expenses                                   208,770          136,682
   Rents receivable                                     6,857              868
        Total current assets                          350,538          330,631

INVESTMENT PROPERTY, at cost                       13,420,164       13,378,885
   Less - accumulated depreciation                 (3,905,160)      (3,520,401)
     Net investment property                        9,515,004        9,858,484

OTHER ASSETS
   Utility deposit                                      1,100            1,100

TOTAL ASSETS                                      $ 9,866,642     $ 10,190,215


 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Accounts payable                               $          -    $     17,447
   Accrued expenses                                     30,778          26,563
   Tenants' security deposits                           33,342          40,748
   Prepaid rents                                        10,030           8,936
   Due to affiliate                                    326,279         326,240
        Total current liabilities                      400,429         419,934

PARTNERS' CAPITAL
   Clover Income Properties, L.P.                    3,736,160       3,866,638
   Clover Income Properties II, L.P.                 3,736,160       3,866,638
   Clover Income Properties III, L.P.                1,993,893       2,037,005
        Total partners' capital                      9,466,213       9,770,281

TOTAL LIABILITIES AND PARTNERS' CAPITAL           $  9,866,642    $ 10,190,215


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                                   For the Nine Months Ended
                                            September 30,1995    September 30, 1994


REVENUES
Rental income                               $  1,500,565         $ 1,514,541
Other income                                      22,395              41,542
Interest income                                      848               2,645
     Total revenues                            1,523,808           1,558,728



EXPENSES
Depreciation                                     384,759             383,988
Operating expenses (Including
 affiliate transactions of $16,977 and
 $89,057 for the nine months
 ended 9/30/95 and 9/30/94,
 respectively)                                   873,438             931,413
Professional services                              7,179               7,128
General & administrative                               -               8,388
     Total expenses                            1,265,376           1,330,917
NET INCOME                                 $     258,432         $   227,811


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF OPERATIONS
 (Unaudited)


                                                   For the Three Months Ended
                                             September 30, 1995  September 30, 1994


REVENUES
Rental income                                   $   503,225         $   500,366
Other income                                          8,778               8,010
Interest income                                         318                 833
     Total revenues                                 512,321             509,209

EXPENSES
Depreciation                                        128,253             128,206
Operating expenses (Including
 affiliate transactions of $114 and
 $29,163 for the three months
 ended 9/30/95 and 9/30/94,
 respectively)                                      343,144             327,668
Professional services                                 2,231               2,662
General & administrative                                  -               5,467
     Total expenses                                 473,628             464,003

NET INCOME                                      $    38,693         $    45,206


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF PARTNERS' CAPITAL
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
 (Unaudited)


                         Clover         Clover       Clover
                              Income         Income       Income
                            Properties,    Properties   Properties
                               L.P.        II, L.P.       III, L.P.     Total


Balance January 1, 1995   $ 3,866,638    $ 3,866,638    $ 2,037,005   $ 9,770,281


Net income                    110,893        110,893         36,646        258,432

Partners' distributions      (241,371)      (241,371)       (79,758)      (562,500)

Balance September 30,
  1995                    $ 3,736,160    $ 3,736,160    $ 1,993,893    $ 9,466,213


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                           For the Nine Months Ended
                                              September 30,       September 30,
                                                  1995               1994


OPERATING ACTIVITIES

   Cash received from rentals                $   1,495,670         $ 1,517,689
   Other income received                            22,395              41,542
   Interest income received                            848               2,645
   Cash paid for operating expenses               (973,304)         (1,002,733)
   Net cash provided by operating activities       545,609             559,143

INVESTING ACTIVITIES

   Cash paid for investment property               (41,279)            (62,266)


FINANCING ACTIVITIES

   Partners' distributions                        (562,500)           (562,500)
   Partners' contributions                               -               9,592
      Net cash (used in) financing activities     (562,000)           (552,908)


   NET (DECREASE) IN CASH                          (58,170)            (56,031)

   Cash, beginning of period                       193,081             178,813

   Cash, end of period                        $    134,911         $   122,782


 The accompanying notes are an integral part of these statements.


 THE WILLOWBROOK JOINT VENTURE
 STATEMENTS OF CASH FLOWS
 (Unaudited)


                                            For the Nine Months Ended
                                                  September 30,    September 30,
                                                      1995            1994


RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                        $   258,432       $   227,811

Adjustments
  Depreciation                                        384,759           383,988
  (Increase) in prepaid expenses                      (72,088)          (51,034)
  (Increase) in rents receivable                       (5,989)           (3,154)
  (Decrease) increase in accounts payable             (17,447)           11,770
  Increase (decrease) in accrued expenses               4,215               (74)
  (Decrease) in security deposits                      (7,406)           (4,847)
  Increase in prepaid rents                             1,094             6,302
  Increase (decrease) in due to affiliates                 39           (11,619)

Total adjustments                                     287,177           331,332
NET CASH PROVIDED BY OPERATING ACTIVITIES         $   545,609       $   559,143



 The accompanying notes are an integral part of these statements.

 THE WILLOWBROOK JOINT VENTURE
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

Readers of this quarterly report should refer to the Joint Venture's audited financial statements as of December 31, 1994, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  INVESTMENT PROPERTY:

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland. The following is a summary of investment property as of September 30, 1995.



 Land                                         $   1,421,205
 Building                                        11,003,748
 Furniture and fixtures                             995,211
                                                 13,420,164
      Less: Accumulated depreciation             (3,905,160)
                                              $   9,515,004


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

The general partners of CIP, CIP II and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the nine months ended September 30, 1995, $4,227 of such costs were incurred by the Joint Venture.

 THE WILLOWBROOK JOINT VENTURE
 NOTES TO FINANCIAL STATEMENTS
 SEPTEMBER 30, 1995
 (Unaudited)

2.  TRANSACTIONS WITH AFFILIATES (continued):

  Transactions with affiliates are summarized below:



                                         Management          Reimbursable
                                            Fees                Costs


 Amount payable at January 1, 1995      $     319,132        $      7,108
 Incurred during nine months
  ended September 30, 1995              $      12,750        $      4,227
 Payments made during 1995                    (12,750)             (4,188)
 Amount payable at
  September 30, 1995                    $     319,132        $      7,147


3.  SUBSEQUENT DISTRIBUTIONS:

In October, 1995, the Joint Venture paid total distributions of $62,500 to its partners.

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

     On September 30, 1995, the Partnership had cash on hand of $274,166, as compared to $292,557 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

     The Partnership's net cash flow from operations was $156,609 for the nine months ended September 30, 1995 as compared to $368,748 for the same period in 1994. The decrease in net cash flow from operations over the period was primarily due to a decrease in cash received from rentals as a result of the sale of Holly Tree on July 1, 1994.

     The Willowbrook Joint Venture's net cash flow from operations was $545,609 for the nine months ended September 30, 1995 as compared to $559,143 for the same period in 1994. The decrease in cash flow from operations over the period was due to a decrease in cash received from rentals, interest and other income, partially offset by a decrease in cash paid for operating expenses.

     The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements over the next twelve months and the foreseeable future, absent any unanticipated cost increases or adverse market conditions.

     As of September 30, 1995, the Partnership had paid all outstanding amounts owed to Clover and its affiliates. As of September 30, 1995, The Willowbrook Joint Venture, however, owed a total of $326,279 to Clover and its affiliates, including $7,147 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

     During the second quarter of 1995, one elevator at Willowbrook Apartments was replaced for a total cost of $22,857. During the third quarter of 1995, air conditioning equipment was purchased at a cost of $18,422. These amounts are reflected in cash paid for investing activities. One common area hallway has been recarpeted and painted and additional common areas are scheduled to be recarpeted and painted during the last quarter of 1995. A roof replacement and plans to resurface and restripe the parking lot originally planned for 1995 have been indefinitely postponed.

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

   On August 17, 1995, the partners of NPI agreed to sell their interest in NPI to an affiliate of Insignia Financial Group, Inc. ("Insignia"). According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States. The sale of the partnership interests in NPI is subject to certain conditions and is expected to close in January 1996. The General Partner does not believe this transaction will have a significant impact on the Partnership.

Results of Operations

     Three Months and Nine Months
     Ended September 30, 1995 vs. September 30, 1994

     Until the sale of Holly Tree, the Partnership earned revenues primarily from rental income from the Holly Tree Park Apartments.
Revenues from the Willowbrook Apartments are not included in Partnership revenues.

     The Partnership earned interest of $1,393 and $4,419 for the three and nine months ended September 30, 1995, as compared to $10,661 and $13,921 for the same periods in 1994. There was no other income for the three and nine months ended September 30, 1995 as compared to $1,687 and $62,930 for the same periods in 1994. The decrease in other income over these periods is primarily due to refunds of state income tax overpayments received in the first quarter of 1994 as well as other income received by Holly Tree Apartments in 1994.

     There were no operating expenses for the three and nine months ended September 30, 1995 due to the sale of the Holly Tree Apartments in 1994.

     The Partnership incurred a loss before depreciation and amortization of $25,495 for the three months ended September 30, 1995 compared to income before depreciation and amortization of $2,501,167 for the same period in 1994. The decrease is primarily due to the gain on the sale of Holly Tree recorded in the third quarter of 1994 and to legal and accounting fees incurred in the third quarter of 1995 in connection with efforts to sell the Willowbrook Apartments, partially offset by decreased operating expenses as a result of the sale of Holly Tree.

     The Partnership's income before depreciation and amortization for the nine months ended September 30, 1995 was $44,724 compared to $2,861,020 for the same period in 1994. The decrease over this period is primarily the result of the sale of Holly Tree and increased legal and accounting fees incurred in 1995, somewhat offset by increased income from the Willowbrook Joint Venture.

     Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture, for the three and nine months ended September 30, 1995 was $503,225 and $1,500,565 as compared to $500,366 and $1,514,541 for the same periods in 1994. Other income for the three and nine months ended September 30, 1995 was $8,778 and $22,395 as compared to $8,010 and $41,542 for the same periods in 1994. Interest income for the three and nine months ended September 30, 1995 was $318 and $848 as compared to $833 and $2,645 for the same periods in 1994. The decrease in rental income for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily the result of a decrease in average rental rates over the period.

     The average effective rental rates for the Willowbrook Apartments for the three and nine months ended September 30, 1995 were $1,786 and $5,360 as compared to $1,787 and $5,409 for the same periods in 1994. The average occupancy for the Willowbrook Apartments for the three and nine months ended September 30, 1995 was 94.2% and 93.6% as compared to 93.5% and 93.5% for the same periods in 1994.

     Operating expenses for the Willowbrook Apartments for the three and nine months ended September 30, 1995 were $343,144 and $873,438 as compared to $327,668 and $931,413 for the same periods in 1994. The increase in operating expenses for the three months ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased costs of painting, wallcovering, carpet replacement and advertising incurred during the third quarter of 1995, partially offset by lower utility costs. The decrease in operating expenses for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily the result of decreased utility expense due to the very mild winter in the first quarter of 1995 as well as decreased salaries and wages. Additionally, snow removal was $860 in the first quarter of 1995, compared to $9,380 in the same period of 1994.

     The Joint Venture's income before depreciation and amortization for the three and nine months ended September 30, 1995 was $166,946 and $643,191 as compared to $173,412 and $611,799 for the same periods in 1994. The decrease in income before depreciation and amortization for the three months ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased operating expenses; partially offset by slightly higher rental income. The increase in income before depreciation and amortization for the nine months ended September 30, 1995, as compared to the same period in 1994, is primarily due to decreased operating expenses, partially offset by decreases in rental, other and interest incomes.

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


                           CLOVER INCOME PROPERTIES, L.P.
                                  (Registrant)

                           By:  C.I.P. Management Corp.


                                By: Donald N. Love
                                    Donald N. Love, President



                                By: Stanley E. Borucki
                                    Stanley E. Borucki, Treasurer


Date: November 13, 1995

??