Form 10-K405
period 1995-12-31
CLOVER INCOME PROPERTIES L P
filed 1996-04-01
CIK 802679

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

                                  or

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from         to
                                        ------     -----

                        Commission File Number 0-16773

                        CLOVER INCOME PROPERTIES, L.P.
            (Exact name of registrant as specified in its charter)

    DELAWARE                                                22-2772496
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

    23 W. Park Avenue, Merchantville, NJ                         08109
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (609) 662-1116

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited
  Partnership Interest.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                                   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant has no voting stock. The registrant's outstanding voting securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no public trading market for these securities on which to base a calculation of aggregate market value.

Documents incorporated by reference: The Prospectus of the registrant dated December 19, 1986 filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated herein by reference in Parts I, II and III of this Annual Report on Form 10-K. Supplement No. 2 to the Prospectus, dated July 15, 1987 and filed with the Commission pursuant to Rules 424(b)(3) and 424(c) on July 21, 1987, is incorporated by reference in Part I of this Annual Report on Form 10-K. Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1996 is incorporated by reference in Part I of this Annual Report on Form 10-K.


                                     PART I

Item 1.  Business

         The Registrant, Clover Income Properties, L.P. (the "Partnership"), is a limited partnership formed in July 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in existing income-producing residential real estate properties. C.I.P. Management Corp., a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey corporation, is the General Partner (the "General Partner") of the Partnership. The Partnership sold $14,891,940 of units (the "Units") of limited partnership interest in a public offering made pursuant to a Prospectus (the "Prospectus") contained in Pre-Effective Amendment No. 2 to the Partnership's Form S-11 Registration Statement (the "Registration Statement") filed with the Commission under the Securities Act of 1933 (No. 33-8987) on December 19, 1986, as supplemented by Supplement No. 1 dated June 12, 1987 ("Supplement No. 1") and Supplement No. 2 dated July 15, 1987 ("Supplement No. 2"), which supplements were filed with the Commission pursuant to Rules 424(b)(3) and 424(c).

         On July 1, 1994, the Partnership sold the Holly Tree Park Apartments ("Holly Tree"), a 144-unit garden apartment complex located in Waldorf, Charles County, Maryland, together with all related improvements and intangible and tangible property, to United Dominion Realty Trust, Inc. ("United Dominion") for a cash purchase price of $6,500,000. United Dominion is not affiliated with the Partnership, and the sale was negotiated on an arms-length basis. The Partnership incurred expenses of $71,992 in connection with the sale, which were paid from the proceeds of the sale. The Partnership also set aside additional working capital reserves of $141,046 at the time of the sale. No expenses or commissions were paid to the General Partner or its affiliates in connection with the sale. The Partnership had acquired the Holly Tree Park Apartments in December 1986, at a purchase price of $5,000,000. The Holly Tree Park Apartments and its acquisition are described on pages 30-31 of the Prospectus, and such description is incorporated herein by reference.

         The Partnership continues to own a 42.91% interest in The Willowbrook Joint Venture, a joint venture among the Partnership, Clover Income Properties II, L.P. ("CIP II") and Clover Income Properties III, L.P. ("CIP III"), both of which are affiliates of the Partnership. The Willowbrook Joint Venture owns The

Willowbrook Apartments, a 299-unit mid-rise residential apartment complex located in Baltimore, Maryland, which it acquired on December 17, 1987, at a purchase price of $12,500,000.

         The Partnership and CIP II each acquired a 50% interest in The Willowbrook Joint Venture in December 1987 for an investment by each of $6,450,000. In April 1992, the interest of each of the Partnership and CIP II in The Willowbrook Joint Venture was reduced to 42.91% as a result of a purchase by Clover Income Properties III, L.P. ("CIP III"), an affiliate of the Partnership, of a 14.18% interest for a cash purchase price of $2,200,000. In the transaction, the Partnership and CIP II each received a distribution from The Willowbrook Joint Venture in the amount of $1,100,000. The Partnership incurred $10,758 in expenses, including legal, appraisal, accounting, title insurance and miscellaneous expenses, in connection with the transaction, which amounts were paid from the distribution. Reference is made to Supplement No. 2 and the Partnership's Current Report on Form 8-K dated December 17, 1987 and filed with the Commission on January 4, 1988, both of which are incorporated herein, for a more detailed discussion of The Willowbrook Joint Venture, The Willowbrook Apartments and the acquisition of The Willowbrook Apartments.

         The Willowbrook Apartments are subject to risks, including competition from other rental apartment and townhouse developments in the Baltimore area, adverse local market conditions due to changes in economic conditions in the Baltimore market, in the Mid-Atlantic region or nationally, area characteristics, interest rates, availability and cost of insurance coverage, changes in real estate tax rates or laws, rising utilities costs and operating expenses, rent control, governmental regulations, acts of God and other factors which are beyond the control of the Partnership.

         Services at Willowbrook Apartments are performed by on-site personnel all of whom are employees of NPI-CL Management L.P. ("NPI"), an unaffiliated third party. Such services are provided pursuant to a written agreement providing for fees equal to 5% of the gross revenues from the Willowbrook Apartments. NPI replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager effective February 21, 1995. At the same time, other partnerships affiliated with the General Partner also engaged NPI as property manager at rates equivalent to the rates previously paid to the prior property manager of each partnership.

         In January 1996, NPI was acquired by an affiliate of Insignia Financial Group, Inc. According to Commercial Property News and the National Multi-Housing Council, Insignia, together with its affiliates, is the largest property manager in the United States. The General Partner does not believe this transaction will have a significant impact on the Partnership.

         On February 7, 1996, the Willowbrook Joint Venture, Berwind Property Group, Inc. ("Berwind") and First Montgomery Properties,
Ltd. ("First Montgomery", and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of Willowbrook Apartments (the "Sale").

         Pursuant to the terms of the Sale Agreement, the Buyers have agreed to purchase The Willowbrook Apartments for a purchase price of $10,500,000 (less a $315,000 credit for capital improvements). The completion of the Sale is contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP II and CIP III. In addition, for a period of 90 days from the date of the execution of the Sale Agreement, the Buyers have the right to cancel and terminate the Sale Agreement for any reason whatsoever. The Sale is described in a Form 8-K filed with the Commission pursuant to the Securities Exchange Act of 1934 on March 4, 1996 and such description is incorporated herein by reference.

         Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion of the operations of the Partnership's business.


Item 2.  Properties

         The Partnership owns a 42.91% interest in The Willowbrook Joint Venture which owns The Willowbrook Apartments. Reference is made to Item 1. Business, for a description of The Willowbrook Apartments and The Willowbrook Joint Venture.

         The Willowbrook Joint Venture continued with its operational program put in place in 1993 which was established to maintain and enhance the overall appearance and physical condition of The Willowbrook Apartments. As part of this program, in 1995 one elevator was replaced at a cost of $22,857; air conditioning equipment was purchased at a cost of $18,422 and other capital improvements were made at a cost of $11,833. In addition, common area hallways were recarpeted in 1995. In 1994 one roof was replaced, large areas of sidewalks were also replaced, apartment interiors were fully repainted as needed as well as updated with appliances and carpeting as needed and tiles were repaired and replaced in the pool area for a combined cost of $133,141. Major projects planned for 1996 at The Willowbrook Apartments at an estimated total cost of $188,000 include the replacement of carpets and tiles, the resurfacing of the parking lot and the painting of certain hallways. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Funding for these projects is anticipated to be fully provided by the Willowbrook Apartments' operating cash flow. It is not anticipated that the completion of these projects will cause any increase in the realty taxes at The Willowbrook Apartments.

         The average occupancy rates at The Willowbrook Apartments for the five years ended December 31, 1991, 1992, 1993, 1994 and 1995 were 94.1%, 90.1%,
88.7%, 93.3% and 93.9%, respectively, and the average effective annual rentals per unit for those five years were $7,128, $7,350, $7,270, $7,218 and $7,180, respectively. The realty tax rates for the Willowbrook Apartments for the periods ended June 30, 1994, June 30, 1995 and June 30, 1996 were $61.60, $60.60 and $60.60, respectively, per $1,000 of assessed value, resulting in annual realty taxes of $298,778, $267,996 and $267,996, respectively.

         The General Partner believes that The Willowbrook Apartments are adequately covered by insurance.


Item 3.  Legal Proceedings


         There are no material pending legal proceedings to which the Partnership is a party or to which its property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                PART II

Item 5.  Market for the Partnership's Units of Limited
         Partnership Interest and Related Security Holder
         Matters

         There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transferability of Units is subject to substantial restrictions, including limitations contained in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") included as an exhibit to the Prospectus and incorporated herein by reference. As of March 1, 1996, 1,311 limited partners held 15,000 Units of limited partnership interest.

         Cash distributions, if any, to be distributed to the partners of the Partnership are described generally at pages 21-22 in the Prospectus, and such description is incorporated herein by reference. Distributions for 1995 and 1994 were paid quarterly in the annual amounts set forth under Item 6. Selected Financial Data.

         The General Partner maintains a policy that the only cash distributions made to the Partnership's limited partners are distributions of "net cash receipts," as defined on page A-3 of the Prospectus, which definition is incorporated herein by reference (other than distributions of proceeds from the sale of Partnership property or the liquidation of the Partnership). The total net cash receipts of the Partnership from inception through December 31, 1995 were $14,894,186 (including $6,428,008 from the sale of Holly Tree). Of that amount, $14,585,243 has been distributed to the Partnership's limited partners through December 31, 1995, and $55,298 was subsequently distributed in January 1996 with respect to the fourth quarter of 1995. Except for the April 1992 distribution of $1,000,000 of the proceeds from the reduction of the Partnership's interest in The Willowbrook Joint Venture and the July 15, 1994 distribution of $6,410,100 of the proceeds from the sale of Holly Tree: (i) all distributions to partners have been funded by current year net cash receipts and undistributed net cash receipts from prior years; (ii) all distributions have been made on a quarterly basis; and (iii) none of the distributions represent the return to the partners of any part of their original investments.

         On or about July 15, 1994, the Partnership distributed $6,550,050 to its Limited Partners, including $6,410,100 of net sales proceeds from the sale of Holly Tree and $139,950 of second quarter cash flow, representing a distribution of $436.67 for each Unit of limited partnership interest owned. The Partnership also distributed $1,414 of second quarter cash flow to the General Partner; however, the General Partner received no proceeds from the sale of Holly Tree. See Item 1. Business.


Item 6.  Selected Financial Data


                           Year Ended         Year Ended         Year Ended           Year Ended        Year Ended
                           December 31,       December 31,       December 31,         December 31,      December 31,
                           1995               1994               1993                 1992              1991
                           ------------       ------------       ------------         ------------      -----------
Total revenues             $     5,809        $   602,028        $ 1,095,241          $ 1,060,147       $ 1,068,073
Share of joint
  venture income           $   126,666        $   133,322        $   107,751          $   226,577       $   224,410
Net income                 $    34,665        $ 2,707,691        $   342,883          $   750,244       $   504,323
Net income per
  Unit                     $      2.16        $    180.19        $     22.32          $     40.82       $     32.89
Cash distribution
  per Unit                 $     15.20        $    459.58        $     52.50          $    131.38       $     72.55
Total assets at
  end of period            $ 4,586,323        $ 4,815,711        $ 9,116,213          $ 9,563,529       $10,810,337
Long-term debt                   --           $     --           $     --             $     --          $     --


         The above selected financial data should be read in conjunction with the financial statements for the Partnership appearing in Item 8. Financial Statements and Supplementary Data and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

         The Partnership's only remaining interest in real estate is a 42.91% interest in the Willowbrook Joint Venture, which owns the Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from the Willowbrook Joint Venture.

         On December 31, 1995, the Partnership had cash on hand of $299,295 as compared to $292,557 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

         The Partnership's net cash flow from operations was $237,041 for 1995 as compared to $448,881 for 1994 and $814,510 for 1993. The decrease in net cash flow from operations was primarily due to a decrease in cash received from rentals and the reduction in cash paid for expenses as a result of the sale of Holly Tree on July 1, 1994.

         The Willowbrook Joint Venture's net cash flow from operations was $786,393 for 1995 as compared to $816,941 for 1994 and $700,012 for 1993. The decrease in cash flow from operations for 1995, as compared to 1994, was due to a decrease in cash received from rentals, interest and other income. The increase in cash flow from operations in 1994, as compared to 1993, was primarily due to an increase in cash received from rentals combined with an increase in other income and a decrease in cash paid for operating expenses.

         The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements over the next twelve months and the foreseeable future, absent any unanticipated cost increases or adverse market conditions.

         As of December 31, 1995, the Partnership had paid all outstanding amounts owed to the General Partner and its affiliates. As of December 31, 1995, The Willowbrook Joint Venture, however, owed a total of approximately $326,000 to Allstate Management Corp., an affiliate of the General Partner, for reimbursable costs and accrued and unpaid property management fees. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

         During 1995, one elevator was replaced at a cost of $22,857; air conditioning equipment was purchased at a cost of $18,422 and other capital improvements were made at a cost of $11,833. These amounts are reflected in the Statement of Cash Flows as cash paid for investing activities. In addition, common area hallways were recarpeted in 1995. Major projects planned for 1996 at The Willowbrook Apartments, at an estimated total cost of $188,000, include the replacement of carpets and tiles, the resurfacing of the parking lot and the painting of certain hallways. Funding for these projects will be provided by the Willowbrook Joint Venture's operating cash flow. It is not anticipated that these projects will cause any increase in the realty taxes at The Willowbrook Apartments.

Results of Operations

         Until the sale of Holly Tree, the Partnership earned revenues primarily from rental income from the Holly Tree Park Apartments. Revenues from the Willowbrook Apartments are not included in the Partnership's revenues.

         No rental income was recorded in 1995. Rental income was $526,129 in 1994 as compared to $1,052,502 in 1993. The decrease in 1995 from 1994 and in 1994 from 1993, was the result of the sale of Holly Tree on July 1, 1994. No other income was recorded in 1995, compared to other income of $60,575 in 1994 and $37,237 in 1993. The decrease in 1995, as compared to 1994, is due to refunds of state tax overpayments recorded in 1994, and the elimination of other income from Holly Tree. The increase in 1994 as compared to 1993, is due to the state tax refunds recorded in 1994, partially offset by a decrease in other income due to the sale of Holly Tree.

         Operating expenses were $3,858 for 1995, $348,234 for 1994 and $554,505 for 1993. The decrease in 1995 and in 1994 was due to the sale of Holly Tree Park. Operating expenses were 66% of rental income in 1994 as compared to 53% in 1993. The increase from 1993 to 1994, as a percentage of rental income, is primarily due to increased repairs and maintenance incurred during the first six months of 1994 preparing the property for the sale.


         The Partnership's income before depreciation and amortization was $58,896 in 1995, $2,849,288 in 1994 and $600,455 in 1993. The decrease in income before depreciation and amortization in 1995, as compared to 1994, was primarily due to the elimination of operating income from Holly Tree in 1995, the gain on the sale of Holly Tree in 1994 and legal and accounting fees incurred during 1995 in connection with efforts to sell the Willowbrook Apartments. The increase in income before depreciation and amortization in 1994, as compared to 1993, was primarily due to the gain on the sale of Holly Tree in 1994, partially offset by a decrease in operating income from Holly Tree as a result of the sale.

         Rental income for the Willowbrook Apartments, as operated by the Willowbrook Joint Venture, was $2,013,638 in 1995, as compared to $2,013,518 in 1994 and $1,928,002 in 1993. Other income was $34,414 in 1995 as compared to $48,416 in 1994 and $34,772 in 1993. Interest income was $1,051 in 1995 as compared to $3,032 in 1994 and $5,135 in 1993.

         Rental income for 1995 was virtually unchanged from 1994. A slight improvement in occupancy rates was essentially offset by a slight decrease in rental rates. The increase in rental income for 1994 as compared to 1993 was primarily due to an increase in occupancy. The increase in other income from 1993 to 1994 and the decrease from 1994 to 1995 is primarily attributable to a $17,000 refund of health benefit overpayments received in 1994. Interest income decreased in 1994 and 1995 due to lower cash balances being maintained.

         The average effective rental rates for the Willowbrook Apartments were $7,180 in 1995, $7,218 in 1994 and $7,270 in 1993. The average occupancy was
93.9% in 1995, 93.3% in 1994 and 88.7% in 1993.

         Operating expenses for the Willowbrook Apartments for 1995 were $1,225,052 as compared to $1,219,161 for 1994 and $1,186,441 for 1993. The slight increase in 1995 over 1994 was primarily due to increases in advertising expenses and repairs and maintenance, substantially offset by a decrease in real estate taxes resulting from a reduction in the property tax rates from the period ended June 30, 1994 to the period ended June 30, 1995. The increase in operating expenses for 1994 over 1993 was primarily due to increases in salaries and wages, repairs and maintenance and utilities, partially offset by decreases in advertising and marketing expenses and real estate taxes from the period ended June 30, 1993 to the period ended June 30, 1994.

         The Willowbrook Joint Venture's income before depreciation and amortization was $810,034 for 1995 as compared to $822,943 for 1994 and $759,619 for 1993. The decrease in income before depreciation and amortization in 1995 as compared to 1994 is due to a decrease in other income combined with increases in operating expenses and professional services, partially offset by a decrease in administrative expenses. The increase in income before depreciation and amortization in 1994 as compared to 1993 is due to increases in rental and other income, partially offset by increases in operating expenses.


Item 8.  Financial Statements and Supplementary Data.

                                     INDEX

                                                            Page
                                                            ----
Report of Independent Certified Public                       F-1
Accountants for Clover Income Properties, L.P.

Clover Income Properties, L.P. Balance                       F-2
Sheets as of December 31, 1995 and 1994

Clover Income Properties, L.P. Statements of                 F-3
Income for each of the three years in the period ended December 31, 1995

Clover Income Properties, L.P. Statements of                 F-4
Partners' Capital for each of the three years in the period ended December 31, 1995

Clover Income Properties, L.P. Statements of                 F-5
Cash Flows for each of the three years
in the period ended December 31, 1995

Clover Income Properties, L.P. Summary                       F-7
of Significant Accounting Policies

Clover Income Properties, L.P. Notes                         F-9
to Financial Statements

Report of Independent Certified Public                       F-17
Accountants for The Willowbrook Joint Venture

The Willowbrook Joint Venture Balance                        F-18
Sheets as of December 31, 1995 and 1994

The Willowbrook Joint Venture Statements of                  F-19
Income for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Statements of                  F-20
Partners' Capital for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Statements of                  F-21
Cash Flows for each of the three years
in the period ended December 31, 1995

The Willowbrook Joint Venture Summary                        F-23
of Significant Accounting Policies

The Willowbrook Joint Venture Notes                          F-24
to Financial Statements


Financial Statement Schedules

Clover Income Properties LP Schedule III
Real estate and accumulated depreciation for each of
the three years in the period ended December 31, 1995        F-28

The Willowbrook Joint Venture Schedule III
Real estate and accumulated depreciation for each of
the three years in the period ended December 31, 1995        F-29



                       [LETTERHEAD OF BDO SEIDMAN, LLP]


Report of Independent Certified Public Accountants

Clover Income Properties, L.P.
Merchantville, New Jersey

We have audited the accompanying balance sheets of Clover Income Properties, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clover Income Properties, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                      BDO SEIDMAN, LLP


January 30, 1996, except
  for Note 2 which is
  February 7, 1996




                        Clover Income Properties, L.P.

                                Balance Sheets

- -------------------------------------------------------------------------------

December 31,                                                  1995         1994
- -------------------------------------------------------------------------------
Assets

Cash                                                   $   299,295   $  292,557

State tax refund receivable                                     -        16,733

Other deferred costs, less accumulated
  amortization of $229,365 in 1995 and
  $205,134 in 1994                                         289,764      313,995

Investment in The Willowbrook
  Joint Venture, at equity                               3,997,264    4,192,426
- -------------------------------------------------------------------------------

                                                        $4,586,323   $4,815,711
- -------------------------------------------------------------------------------



December 31,                                                  1995         1994
- -------------------------------------------------------------------------------

Liabilities and Partners' Capital

Liabilities
  Accrued expenses                                      $   19,500   $   50,250
  Due to affiliates                                              -        3,000
- -------------------------------------------------------------------------------

Total liabilities                                           19,500       53,250
- -------------------------------------------------------------------------------

Partners' capital
  General partner                                                -            -
  Limited partners                                       4,566,823    4,762,461
- -------------------------------------------------------------------------------

Total partners' capital                                  4,566,823    4,762,461
- -------------------------------------------------------------------------------

                                                        $4,586,323   $4,815,711
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                        Clover Income Properties, L.P.

                             Statements of Income

- -------------------------------------------------------------------------------

Year ended December 31,                  1995             1994             1993
- -------------------------------------------------------------------------------

Revenues
  Rental income                    $        -    $     526,129    $   1,052,502
  Other income                              -           60,575           37,237
  Interest income                       5,809           15,324            5,502
- -------------------------------------------------------------------------------

Total revenues                          5,809          602,028        1,095,241
- -------------------------------------------------------------------------------

Expenses
  Operating expenses (including
    affiliate transactions
    of $1,383 in 1995, $33,124
    in 1994 and $76,633 in 1993)        3,858          348,234          554,505
  Depreciation and amortization        24,231          141,597          257,572
  Professional services                64,518           25,171           35,690
  General and administrative            5,203           16,179           12,342
- -------------------------------------------------------------------------------

Total expenses                         97,810          531,181          860,109
- -------------------------------------------------------------------------------

Operating (loss) income               (92,001)          70,847          235,132
Share of income from The
  Willowbrook Joint Venture           126,666          133,322          107,751
- -------------------------------------------------------------------------------

Income before gain on sale of
  Holly Tree Park Apts.                34,665          204,169          342,883

Gain on sale of Holly
  Tree Park Apts.                           -        2,503,522                -
- -------------------------------------------------------------------------------

Net income                         $   34,665    $   2,707,691    $     342,883
- -------------------------------------------------------------------------------

Net income per limited
  partnership unit                 $     2.16          $180.19           $22.32
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.

                        Clover Income Properties, L.P.

                        Statements of Partners' Capital

- -------------------------------------------------------------------------------

                                General            Limited
                                Partner           Partners                Total
- -------------------------------------------------------------------------------

Balance, December 31, 1992    $       -     $    9,405,923    $       9,405,923

Partners' distributions,
  $52.50 per limited
  partnership unit               (7,953)          (787,500)            (795,453)

Net income                        7,953            334,930              342,883
- -------------------------------------------------------------------------------

Balance, December 31, 1993            -          8,953,353            8,953,353

Partners' distributions,
  $459.58 per limited
  partnership unit               (4,883)        (6,893,700)          (6,898,583)

Net income                        4,883          2,702,808            2,707,691
- -------------------------------------------------------------------------------

Balance, December 31, 1994            -          4,762,461            4,762,461

Partners' distributions,
  $15.20 per limited
  partnership unit               (2,303)          (228,000)            (230,303)

Net income                        2,303             32,362               34,665
- -------------------------------------------------------------------------------

Balance, December 31, 1995    $       -     $    4,566,823    $       4,566,823
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                        Clover Income Properties, L.P.

                           Statements of Cash Flows

- -------------------------------------------------------------------------------

Year ended December 31,                 1995              1994             1993
- -------------------------------------------------------------------------------

Operating activities
  Cash received from rentals    $          -    $      522,491    $   1,052,756
  Other income received                    -            60,575           37,237
  Interest income received             5,809            15,324            5,502
  Distributions received from
    The Willowbrook Joint Venture    321,828           321,828          308,405
  Cash paid for expenses             (90,596)         (471,337)        (589,390)
- -------------------------------------------------------------------------------

Net cash provided by operating
  activities                         237,041           448,881          814,510
- -------------------------------------------------------------------------------

Investing activities
  Payments made for property               -           (52,370)         (29,964)
  Investment in The Willowbrook
    Joint Venture                          -            (4,116)         (30,835)
  Proceeds from sale of The
    Holly Tree Park Apartments             -         6,500,000                -
  Settlement costs paid from
    sale of Holly Tree Park                -           (71,992)               -
- -------------------------------------------------------------------------------

Net cash provided (used) by
  investing activities                     -         6,371,522          (60,799)
- -------------------------------------------------------------------------------


Financing activities
  Partners' distributions           (230,303)       (6,898,583)        (795,453)
- -------------------------------------------------------------------------------

Net increase (decrease) in cash        6,738           (78,180)         (41,742)

Cash, at beginning of year           292,557           370,737          412,479
- -------------------------------------------------------------------------------

Cash, at end of year          $      299,295    $      292,557    $     370,737
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                        Clover Income Properties, L.P.

                           Statements of Cash Flows

- -------------------------------------------------------------------------------

Year ended December 31,                       1995           1994          1993
- -------------------------------------------------------------------------------

Reconciliation of net
 income to net cash provided
 by operating activities
   Net income                          $    34,665   $  2,707,691   $   342,883
- -------------------------------------------------------------------------------

   Adjustments
     Depreciation and
      amortization                          24,231        141,597       257,572
     Share of income from The
      Willowbrook Joint Venture           (126,666)      (133,322)     (107,751)
     Distributions received from
      The Willowbrook Joint Venture        321,828        321,828       308,405
     Gain on sale of Holly Tree
      Park Apts.                                 -     (2,503,522)            -
     Decrease in rents receivable                -            659        10,598
     Decrease (increase) in prepaid
      expenses                                   -         40,293        (2,451)
     Decrease (increase) in state
      tax refund receivable                 16,733        (16,733)            -
     (Decrease) increase in accounts
      payable                                    -        (11,382)          490
     (Decrease) increase in accrued
      expenses                             (30,750)        22,841         7,790
     (Decrease) in tenants' security
      deposits                                   -        (42,980)      (10,665)
     (Decrease) increase in prepaid
      rents                                      -         (4,297)          321
     (Decrease) increase in expenses
      due to affiliates                     (3,000)       (73,792)        7,318
- -------------------------------------------------------------------------------

Total adjustments                          202,376     (2,258,810)      471,627
- -------------------------------------------------------------------------------

Net cash provided by operating
 activities                            $   237,041   $    448,881   $   814,510
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                        Clover Income Properties, L.P.

                  Summary of Significant Accounting Policies

- -------------------------------------------------------------------------------

Rental Revenue

Rental revenue is recognized when earned, net of  concessions and vacancies.


Capitalization and Amortization of Certain Costs

Deferred costs representing acquisition fees paid to an affiliate are being amortized over a two hundred and forty month period using the straight-line method.


Income Taxes

The Partnership has not provided for federal income taxes, since all income and losses are to be allocated to the partners for inclusion in their respective tax returns. The Partnership files a state composite tax return on behalf of its non-resident partners and remits any taxes due. The tax returns, the status of the Partnership as such for tax purposes and the amount of allocable Partnership income or loss are subject to examination by the Internal Revenue Service. If such examinations result in changes with respect to the Partnership status or in changes to allocable Partnership income or loss, the tax liability of the partners could be changed accordingly.


Net Income and Distributions Per Partnership Unit

Net income and distributions per limited partnership unit are computed from the date of the closing of the Minimum Offering (March 31, 1987) based upon net income and distributions allocated to the limited partners and the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 15,000 weighted average limited partnership units.


Investment Property and Depreciation

The investment property was recorded at cost. Depreciation on the property was provided on a straight-line basis over the estimated useful lives of the various assets as follows:

                  Apartment buildings                     25 years
                  Land improvements                       10 years
                  Furniture and fixtures                 5-8 years

Maintenance and repair expenses were charged to expense as incurred. Significant betterments and improvements were capitalized and depreciated over their respective lives.



                        Clover Income Properties, L.P.

                  Summary of Significant Accounting Policies

- -------------------------------------------------------------------------------

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                        Clover Income Properties, L.P.

                         Notes to Financial Statements


- -------------------------------------------------------------------------------

1.  Organization and Basis of Accounting

Clover Income Properties, L.P. ("CIP") is a limited partnership which was formed on July 14, 1986, in the State of Delaware for the purpose of acquiring, operating and holding residential real estate for investment purposes. Leases primarily had a term of one year or less. The general partner of the Partnership is C.I.P. Management Corp., a wholly-owned subsidiary of Clover Financial Corporation.

CIP's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Partnership's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, while alternative methods are used for federal income tax purposes. Transfer taxes have been capitalized for financial reporting purposes and expensed for tax purposes. The net effect of these items is summarized as follows:


December 31,                      1995                            1994
- -------------------------------------------------------------------------------

                             GAAP        Tax Basis           GAAP     Tax Basis
- -------------------------------------------------------------------------------

Total assets          $ 4,586,323    $  5,126,194    $  4,815,711    $5,288,084

- -------------------------------------------------------------------------------

Partners' capital     $ 4,566,823    $  5,106,694    $  4,762,461    $5,234,834
- -------------------------------------------------------------------------------



                        Clover Income Properties, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

Reconciliation of income per financial statement to income per Federal income tax return is as follows:

Year ended December 31,                  1995             1994             1993
- -------------------------------------------------------------------------------


Net income per
 financial statement                 $ 34,665      $   2,707,691     $  342,883

Reconciling items
 Depreciation                               -           (15,720)        (31,521)
 Additional income from
  The Willowbrook Joint
  Venture resulting from
  different depreciation
  methods                              67,259            67,082          67,082
 Increase in the gain on the sale
  of The Holly Tree Park Apts.
  resulting from different
  depreciation methods                      -           281,358              -
- -------------------------------------------------------------------------------
 Net income per federal income
  tax return                         $101,924     $   3,040,411      $  378,444
- -------------------------------------------------------------------------------

2.  Investment in The Willowbrook Joint Venture

On December 17, 1987, CIP acquired a 50% interest in The Willowbrook Joint Venture for $6,450,000. The Willowbrook Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

On April 8, 1992, CIP and Clover Income Properties II, L.P., an affiliated partnership, consummated an agreement which was effective April 1, 1992 with Clover Income Properties III, L.P. (CIP III), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture for $2,200,000 in cash. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, based on an independently appraised value of the Willowbrook Apartments of $15,650,000 as of February 11, 1992.


                        Clover Income Properties, L.P.

                         Notes to Financial Statements
- -------------------------------------------------------------------------------


On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements.

The sale is contingent upon, among other things, the approval by a majority of the limited partners of CIP, CIP II and CIP III. If the sale is approved by a majority of the limited partners and all other conditions to the sale are met, the sale will be completed.

Concurrent with the sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will be distributed to its owners (CIP, CIP I and CIP II) and the Joint Venture dissolved.

Upon receipt of distribution from the Joint Venture, the limited partnership will then liquidate the net assets, distribute the proceeds and be dissolved.

A summary of the Joint Venture's financial statements is as follows:


December 31,                                     1995                      1994
- -------------------------------------------------------------------------------

Other assets                              $   322,078            $      331,731
Investment property held for sale,
  net of accumulated depreciation           9,396,753                 9,858,484
- -------------------------------------------------------------------------------

                                          $ 9,718,831            $   10,190,215
- -------------------------------------------------------------------------------



                        Clover Income Properties, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

December 31,                                     1995                      1994
- -------------------------------------------------------------------------------


Liabilities (including
  $326,293 in 1995 and $326,240
  in 1994 to affiliates)            $         403,359            $      419,934
Capital
  Clover Income Properties, L.P.            3,671,476                 3,866,638
  Clover Income Properties II, L.P.         3,671,476                 3,866,638
  Clover Income Properties III, L.P.        1,972,520                 2,037,005
- -------------------------------------------------------------------------------

                                    $       9,718,831            $   10,190,215
- -------------------------------------------------------------------------------

Year ended December 31,                1995             1994               1993
- -------------------------------------------------------------------------------


Revenues                        $ 2,049,103     $  2,064,966     $    1,967,909
Expenses                          1,753,912        1,754,265          1,716,800
- -------------------------------------------------------------------------------


Net income                      $   295,191     $    310,701     $      251,109
- -------------------------------------------------------------------------------

Depreciation on the Willowbrook Property has been provided on a straight-line basis over the estimated useful lives of the various assets as follows:

       Apartment buildings                                   25 years
       Furniture and fixtures                                12 years

The investment in The Willowbrook Joint Venture at December 31, 1995 and 1994, at equity of $3,997,264 and $4,192,426, respectively, has been adjusted by the Partnership's gain of $325,788 upon the reduction of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the transaction and write-off of 14.18% of the unamortized deferred costs of $62,892 related to the initial acquisition of the Joint Venture interest by the Partnership in 1992. Therefore, the amount of the investment, at equity, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.



                        Clover Income Properties, L.P.


                         Notes to Financial Statements

- -------------------------------------------------------------------------------

The Joint Venture made distributions to the Partnership totaling $321,828, $321,828 and $308,405 during 1995, 1994 and 1993, respectively. These distributions represent 42.91% of the total distributions made during 1995, 1994 and 1993.

3.  Sale of Investment Property

On July 1, 1994, CIP sold the Holly Tree Park Apartments, a 144 unit garden-style residential apartment complex located in Waldorf, Maryland, together with all related improvements and intangible and tangible property to United Dominion Realty Trust, Inc. (the "Purchaser") for a cash purchase price of $6,500,000. The purchaser is not affiliated with the Partnership. The gain of $2,503,522 ($2,784,880 for tax purposes) has been recorded in income for the year ended December 31, 1994.

4.  Partnership Agreement

Pursuant to the terms of the Partnership Agreement, the net profits or losses until admission of the limited partners on March 31, 1987 were allocated 1% to the initial limited partner and 99% to the general partner. After the sale of the Minimum Offering and the admission of additional limited partners to the Partnership, all items of income, gain and loss and distributions of cash are allocated as follows:

Net income of the Partnership from operations will be allocated as follows:

  (a) first, if the Partnership made net cash receipts distributions with respect to such period, an amount of net income up to the amount of such net cash receipts distributions shall be allocated among the partners in the same proportions as such net cash receipts distributions were distributed provided, however, that if the total amount of net income is less than the amount of net cash receipts distributions, an amount of net income equal to the amount of net cash receipts distributions to the general partner shall be allocated to the general partner and the balance shall be allocated to the limited partners,

  (b) second, to those partners having deficit balances in their capital accounts in proportion to and to the extent of such deficits,



                        Clover Income Properties, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

  (c)    third, to those partners, if any, who have received cumulative net cash receipts distributions in the current and prior periods in an amount in excess of the cumulative amount of net income allocated to such partners in proportion to and to the extent of any such excess and, then,

  (d) fourth, the balance, if any, shall be allocated 1% to the general partner and 99% to the limited partners in proportion to their relative ownership of units.

Net income or gain realized by the Partnership on a sale shall be allocated in the following order of priority:

  (a) first, to the partners with negative capital account balances, proportionately based on the respective negative balances in their capital accounts until each such partner has a zero capital account balance,

  (b) second, to the limited partners until the capital account balance of each limited partner shall equal his adjusted capital contribution,

  (c) third, an amount equal to the priority returns (10%) distributed or to be distributed to the limited partners pursuant to the transaction giving rise to such allocation, in proportion to each limited partner's relative share of such priority return,

  (d) fourth, an amount equal to the additional returns (up to 2%) distributed or to be distributed to the limited partners whose subscriptions for units were received by the Partnership prior to June 1, 1987, in proportion to each such limited partner's relative share of such additional return and, then,

  (e) any remaining amounts of net income or gain shall be allocated 15% to the general partner and 85% to the limited partners in proportion to their relative ownership of units.

Net losses of the Partnership shall be allocated 1% to the general partner and 99% to the limited partners.



                        Clover Income Properties, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

Net cash receipts shall, to the extent determined by the general partner, be distributed 1% to the general partner and 99% to the limited partners until the limited partners receive a 7% annual noncompounded cumulative return on contributed capital. Thereafter, net cash receipts will be distributed 10% to the general partner and 90% to the limited partners. Sale, refinancing or financing proceeds shall be distributed first to the limited partners in an aggregate amount equal to their capital contributions plus a specified return thereon and thereafter 15% to the general partner and 85% to the limited partners.

5.  Transactions With Affiliates

Holly Tree, which was sold July 1, 1994, was managed by an affiliate of the general partner pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross revenues from the Property.

The general partner and its affiliates are entitled to reimbursement for administrative services rendered to the Partnership, direct expenses of Partnership operations, and goods and services used by and for the Partnership.

Transactions with affiliates are summarized below:

                                    Management      Reimbursable
                                          Fees             Costs          Total
- -------------------------------------------------------------------------------

Amount payable (prepaid) at
      January 1, 1993                 $ (4,051)       $   69,474     $   65,423

Incurred during 1993                    55,296            33,679         88,975
Payments during 1993                   (50,387)          (27,219)       (77,606)
- -------------------------------------------------------------------------------

Amount payable at
      December 31, 1993                    858            75,934        76,792

Incurred during 1994                    27,567            21,736        49,303
Payments during 1994                   (28,425)          (94,670)     (123,095)
- -------------------------------------------------------------------------------




                        Clover Income Properties, L.P.

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

                                       Management    Reimbursable
                                             Fees           Costs         Total
- -------------------------------------------------------------------------------
Amount payable (prepaid) at
      December 31, 1994                   $    -        $  3,000       $  3,000

Incurred during 1995                           -           6,586          6,586
Payments during 1995                           -          (9,586)        (9,586)
- -------------------------------------------------------------------------------
Amount payable at
      December 31, 1995                   $    -        $      -       $      -
- -------------------------------------------------------------------------------


6.    Subsequent Distributions

In January 1996, the Partnership made cash distributions of $54,750 to the limited partners and $548 to the general partner.





                       [LETTERHEAD OF BDO SEIDMAN, LLP]



Report of Independent Certified Public Accountants



The Willowbrook Joint Venture
Merchantville, New Jersey

We have audited the accompanying balance sheets of The Willowbrook Joint Venture as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willowbrook Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                 /s/ BDO Seidman, LLP
                                                     BDO SEIDMAN, LLP


January 30, 1996, except
  for Note 2, which is
  February 7, 1996




                         The Willowbrook Joint Venture

                                Balance Sheets

- -------------------------------------------------------------------------------

December 31,                                            1995             1994
- -------------------------------------------------------------------------------
Assets

Cash (including $34,868 in 1995 and $46,394
    in 1994 of cash held for security deposits)   $  176,362      $   193,081
Rents receivable                                       7,602              868
Prepaid expenses                                     137,014          136,682
Utility deposit                                        1,100            1,100

Investment property held for sale, net of
  accumulated depreciation                         9,396,753        9,858,484
- -------------------------------------------------------------------------------
                                                  $9,718,831      $10,190,215
- -------------------------------------------------------------------------------


December 31,                                            1995            1994
- -------------------------------------------------------------------------------


Liabilities and Partners' Capital

Liabilities
  Accounts payable                               $         -      $     17,447
  Accrued expenses                                    36,956            26,563
  Tenants' security deposits                          32,222            40,748
  Prepaid rents                                        7,888             8,936
  Due to affiliates                                  326,293           326,240
- -------------------------------------------------------------------------------
Total liabilities                                    403,359           419,934
- -------------------------------------------------------------------------------
Commitment

Partners' capital
  Clover Income Properties, L.P.                   3,671,476         3,866,638
  Clover Income Properties II, L.P.                3,671,476         3,866,638
  Clover Income Properties III, L.P.               1,972,520         2,037,005
- -------------------------------------------------------------------------------
Total partners' capital                            9,315,472         9,770,281
- -------------------------------------------------------------------------------
                                                 $ 9,718,831      $ 10,190,215
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.


                         The Willowbrook Joint Venture

                             Statements of Income

- -------------------------------------------------------------------------------

Year ended December 31,                          1995         1994         1993
- -------------------------------------------------------------------------------
Revenues
  Rental income                           $ 2,013,638  $ 2,013,518  $ 1,928,002
  Other income                                 34,414       48,416       34,772
  Interest income                               1,051        3,032        5,135
- -------------------------------------------------------------------------------
Total revenues                              2,049,103    2,064,966    1,967,909
- -------------------------------------------------------------------------------
Expenses
  Depreciation and amortization               514,843      512,242      508,510
  Operating expenses (including
    affiliate transactions of $17,905
    in 1995, $112,445 in 1994 and
    $115,451 in 1993)                       1,225,052    1,219,161    1,186,441
  Professional services                        14,017       11,173       12,068
  General and administrative, affiliates            -       11,689        9,781
- -------------------------------------------------------------------------------
Total expenses                              1,753,912    1,754,265    1,716,800
- -------------------------------------------------------------------------------
Net income                                $   295,191  $   310,701  $   251,109
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                        Statements of Partners' Capital

- -------------------------------------------------------------------------------

                                 Clover        Clover       Clover
                                 Income        Income       Income
                            Properties,    Properties   Properties
                                   L.P.      II, L.P.    III, L.P.        Total
- -------------------------------------------------------------------------------
Balance, January 1, 1993    $ 4,220,846   $ 4,220,846  $ 2,154,052  $10,595,744

Capital contributions            30,836        30,836       10,197       71,869
Net income                      107,751       107,751       35,607      251,109
Partners' distributions        (308,405)     (308,405)    (101,924)    (718,734)
- -------------------------------------------------------------------------------
Balance, December 31, 1993    4,051,028     4,051,028    2,097,932   10,199,988

Capital contributions             4,116         4,116        1,360        9,592
Net income                      133,322       133,322       44,057      310,701
Partners' distributions        (321,828)     (321,828)    (106,344)    (750,000)
- --------------------------------------------------------------------------------
Balance, December 31, 1994    3,866,638     3,866,638    2,037,005  $ 9,770,281

Capital contributions                 -             -            -            -
Net income                      126,666       126,666       41,859      295,191
Partners' distributions        (321,828)     (321,828)    (106,344)    (750,000)
- --------------------------------------------------------------------------------


Balance, December 31, 1995  $ 3,671,476   $ 3,671,476  $ 1,972,520  $ 9,315,472
- --------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.




                         The Willowbrook Joint Venture

                           Statements of Cash Flows

- -------------------------------------------------------------------------------

Year ended December 31,                      1995          1994           1993
- -------------------------------------------------------------------------------


Operating activities
  Cash received from rentals          $ 2,005,856   $ 2,020,702    $ 1,926,352
  Interest income received                  1,051         3,032          5,135
  Other income received                    34,414        48,416         34,772
  Cash paid for operating expenses     (1,254,928)   (1,255,209)    (1,266,247)
- -------------------------------------------------------------------------------

Net cash provided by operating
  activities                              786,393       816,941        700,012
- -------------------------------------------------------------------------------

Investing activities
  Cash paid for investment property       (53,112)      (62,265)      (94,426)
- -------------------------------------------------------------------------------

Financing activities
  Partners' distributions                (750,000)     (750,000)     (718,734)
  Partners' contributions                       -         9,592        71,869
- -------------------------------------------------------------------------------

Net cash (used) in financing
  activities                             (750,000)     (740,408)     (646,865)
- -------------------------------------------------------------------------------

Net (decrease) increase in cash           (16,719)       14,268       (41,279)

Cash, at beginning of year                193,081       178,813       220,092
- -------------------------------------------------------------------------------

Cash, at end of year                  $   176,362    $  193,081    $  178,813
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                           Statements of Cash Flows

- -------------------------------------------------------------------------------

Year ended December 31,                           1995       1994         1993
- -------------------------------------------------------------------------------

Reconciliation of net income to net cash
 provided by operating activities
  Net income                                 $ 295,191  $ 310,701    $ 251,109
- -------------------------------------------------------------------------------

  Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation and amortization                514,843    512,242      508,510
  (Increase) decrease in rents receivable       (6,734)     2,428       (1,929)
  (Increase) decrease in prepaid expenses         (332)    15,508          320
  (Decrease) increase in accounts payable      (17,447)   (11,091)       9,308
  Increase (decrease) in accrued expenses       10,393        526       (2,146)
  (Decrease) in tenants' security deposits      (8,526)    (5,816)     (15,874)
  (Decrease) increase in prepaid rents          (1,048)     4,756          279
  Increase (decrease) in due to affiliates          53    (12,313)     (49,565)
- -------------------------------------------------------------------------------

Total adjustments                              491,202    448,903      503,368
- -------------------------------------------------------------------------------

Net cash provided by operating activities   $  786,393  $ 816,941   $  700,012
- -------------------------------------------------------------------------------

See accompanying summary of significant accounting policies and notes to financial statements.



                         The Willowbrook Joint Venture

                  Summary of Significant Accounting Policies

- -------------------------------------------------------------------------------

Income Taxes

The Joint Venture has not provided for income taxes, since all income and losses are to be allocated to the partners for inclusion in their respective tax returns. The tax returns, the status of the Joint Venture as such for tax purposes and the amount of allocable Joint Venture income or loss are subject to examination by the Internal Revenue Service. If such examinations result in changes with respect to the joint venture status or in changes to allocable Joint Venture income or loss, the tax liability of the partners could be changed accordingly.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

1.  Organization and Basis of Accounting

The Willowbrook Joint Venture ("Joint Venture") was formed on December 17, 1987, by Clover Income Properties, L.P. (CIP) and Clover Income Properties II, L.P. (CIP II) for the purpose of acquiring, operating and holding the Willowbrook Apartments. Leases primarily have a term of one year or less. The life of the joint venture was initially set at 20 years.

On April 8, 1992, Clover Income Properties III, L.P. ("CIP III") acquired a 14.18% interest in the Joint Venture for $2,200,000 in cash, effective April 1, 1992, from CIP and CIP II, which reduced their respective ownership interest in the Joint Venture from 50% to 42.91% each. The life of the Joint Venture was extended for an additional 8 years, at that time.

The Joint Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Joint Venture's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, while alternative methods are used for Federal income tax purposes. The net


December 31,                      1995                          1994
- -------------------------------------------------------------------------------

                            GAAP      Tax Basis            GAAP      Tax Basis
- -------------------------------------------------------------------------------

Total assets         $ 9,718,831   $ 11,481,249    $ 10,190,215   $ 11,809,659
- -------------------------------------------------------------------------------

Partners' capital    $ 9,315,472   $ 11,077,891    $  9,770,281   $ 11,389,717
- -------------------------------------------------------------------------------




                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- -------------------------------------------------------------------------------


Reconciliation of income per financial statement to income per Federal income tax return is as follows:

Year ended December 31,           1995           1994              1993
- -------------------------------------------------------------------------------


Net income per financial
statements                   $ 295,191     $  310,701        $  251,109
Reconciling item
  Depreciation                 142,983        142,571           142,571
- -------------------------------------------------------------------------------

Tax basis income             $ 438,174     $  453,272        $  393,680
- -------------------------------------------------------------------------------


2.  Investment Property Held for Sale

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments (the Property), a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements.

The sale is contingent upon, among other things, the sale of all of the properties owned by affiliates of Clover Financial Corporation which are also under agreement of sale with Berwind and First Montgomery. Clover Financial Corporation is the parent company of the general partner of CIP, CIP II and CIP
III. The sale must be approved by a majority of the limited partners of CIP, CIP II and CIP III. Upon sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will then be distributed to its owners (CIP, CIP II and CIP III) and the Joint Venture dissolved.




                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- -------------------------------------------------------------------------------


The following is a summary of investment property held for sale:

December 31,                           1995            1994
- -------------------------------------------------------------------------------

Land                           $  1,421,205    $  1,421,205
Apartment buildings              11,006,247      10,980,891
Furniture and fixtures            1,004,545         976,789
- -------------------------------------------------------------------------------

                                13,431,997       13,378,885
Less accumulated depreciation   (4,035,244)      (3,520,401)
- -------------------------------------------------------------------------------

                               $ 9,396,753      $ 9,858,484
- -------------------------------------------------------------------------------

Depreciation on the property has been provided on a straight-line basis over the estimated useful lives of the various assets as follows:

      Apartment buildings                         25 years
      Furniture and fixtures                      12 years

Maintenance and repair expenses are charged to expense as incurred. Significant betterments and improvements are capitalized and depreciated over their useful lives.

3.  Transactions with Affiliates

Effective February 21, 1995, NPI-CL Management, L.P. ("NPI") which is unaffiliated with the Partners, replaced an affiliate of the Partners as Property Manager. Until that time, the property was managed by the affiliate pursuant to a management agreement which provided for an annual fee not to exceed 5% of the gross revenues from the Property.

The general partner of CIP, CIP II, and CIP III and their affiliates are entitled to reimbursement for administrative services rendered to the Joint Venture, direct expenses of operations and goods and services used by and for the Joint Venture.




                         The Willowbrook Joint Venture

                         Notes to Financial Statements

- -------------------------------------------------------------------------------

Transactions with affiliates are summarized below:

                                Management  Reimbursable
                                      Fees         Costs          Total

- -------------------------------------------------------------------------------

Amount payable at
      January 1, 1993           $ 334,953      $  53,165    $  388,118

Incurred during 1993               98,313         26,919       125,232
Payments during 1993             (114,616)       (60,181)     (174,797)
- -------------------------------------------------------------------------------

Amount payable at
      December 31, 1993           318,650         19,903       338,553

Incurred during 1994              102,734         21,400       124,134
Payments during 1994             (102,252)       (34,195)     (136,447)
- -------------------------------------------------------------------------------

Amount payable at
      December 31, 1994           319,132          7,108       326,240

Incurred during 1995               12,750          5,155        17,905
Payments during 1995              (12,750)        (5,102)      (17,852)
- -------------------------------------------------------------------------------

Amount payable at
      December 31, 1995         $ 319,132      $   7,161    $  326,293
- -------------------------------------------------------------------------------

4.  Subsequent Distributions

In January 1996, the Joint Venture made cash distributions of $26,819, $26,819 and $8,862 to Clover Income Properties, L.P., Clover Income Properties II, L.P. and Clover Income Properties III, L.P., respectively.

                                                                   Schedule III

                        Clover Income Properties, L.P.

             Schedules of Real Estate and Accumulated Depreciation

Years Ended December 31, 1995, 1994 and 1993


                                                                                Cost Capitalized
                                                        Initial Cost   Subsequent to Acquisition
                                                --------------------   -------------------------
                                                       Buildings and               Buildings and
Description                     Encumbrances     Land   Improvements    Land        Improvements
- -----------                     ------------    -----  -------------   -----       -------------
144-unit garden
 apartment complex
 located in Waldorf, Maryland           None  $474,225   $4,594,906   $45,276           $553,785


(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, less $44,738 of transfer taxes which were capitalized for financial reporting purposes and expensed for federal income tax purposes.


(B) Reconciliation of real estate:


                                        1995         1994         1993
                                     ----------   ----------   ----------

Balance, at beginning of year        $        -   $5,615,822   $5,585,858
                                     ----------   ----------   ----------

Additions during year:
 Acquisition                                  -            -       29,964
 Improvements, etc.                           -       52,370            -
                                     ----------   ----------   ----------

Total additions                               -       52,370       29,964
                                     ----------   ----------   ----------

Dispositions during year:
 Cost of real estate sold                     -   (5,668,192)           -
                                     ----------   ----------   ----------

Balance, at end of year              $        -   $        -   $5,615,822
                                     ==========   ==========   ==========

(C) Reconciliation of accumulated
    depreciation:

Balance, at beginning of year        $        -   $1,626,340   $1,392,999
Depreciation expense                          -      117,366      233,341
Accumulated depreciation -
 disposal of assets                           -   (1,743,706)           -
                                     ----------   ----------   ----------

Balance, at end of year              $        -   $        -   $1,626,340
                                     ==========   ===========  ==========

                                                           Gross Amount at Which
                                                Carried at December 31, 1995 (A)                                      Life on Which
- --------------------------------------------------------------------------------                                   Depreciation Has
                      Buildings and                                                    Date of        Date            Been Computed
Land                  Improvements              Total (B)         Depreciation (C)     Construction   Acquired              in 1995
- ---------             -------------             ---------         ----------------     ------------   --------     ----------------
$-                    $-                        $-                $-                   1973           12/15/86     5-25 years


                                                                  Schedule III
                         The Willowbrook Joint Venture

             Schedule of Real Estate and Accumulated Depreciation

Years Ended December 31, 1995, 1994 and 1993

                                                                Cost Capitalized
                                        Initial Cost   Subsequent to Acquisition
                               ----------------------  -------------------------
                     Encumb-            Buildings and             Buildings and
Description          brances   Land     Improvements      Land     Improvements
- -----------          -------   ----     ------------      ----    --------------

299-unit mid-rise
 apartment complex
 located in
 Baltimore, Maryland   None  $1,421,205  $11,289,276      $-           $721,516


(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, plus the additional stepped up basis due to a Section 754 election in the amount of $556,439.

(B) Reconciliation of real estate:

                                         1995          1994           1993
                                    ------------   ------------   ------------

Balance, at beginning of year       $ 13,378,885   $ 13,316,620   $ 13,222,194

Additions during year:
 Improvements, etc.                       53,112         62,265         94,426
                                    ------------   ------------   ------------

Balance, at end of year             $ 13,431,997   $ 13,378,885   $ 13,316,620
                                    ============   ============   ============

(C) Reconciliation of
    accumulated depreciation:

Balance, at beginning of year       $  3,520,401   $  3,008,159   $  2,499,649

Depreciation expense                     514,843        512,242        508,510
                                    ------------   ------------   ------------

Balance, at end of year             $  4,035,244   $  3,520,401   $  3,008,159
                                    ============   ============   ============

                                                           Gross Amount at Which
                                                Carried at December 31, 1995 (A)                                      Life on Which
- --------------------------------------------------------------------------------                                   Depreciation Has
                      Buildings and                                                    Date of        Date            Been Computed
Land                  Improvements              Total (B)         Depreciation (C)     Construction   Acquired              in 1995
- ----------            ------------              -----------       ----------------     ------------   --------     ----------------

$1,421,205            $12,010,792               $13,431,997       $4,035,244           1966           12/17/87     12-25 years


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         The General Partner has the sole right to manage the business of the Partnership and make any and all decisions with respect thereto. The limited partners are allowed to vote or consent only in limited circumstances as permitted by the Delaware Revised Uniform Limited Partnership Act and as specifically set forth in the Partnership Agreement. The General Partner has ultimate authority in all Partnership business decisions.

         The General Partner has the right to delegate management functions. Limited partners have no right to participate in the management of the Partnership.

         The General Partner is a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey corporation which has engaged, directly and indirectly, in real estate ownership and operation since 1972. The officers and directors of the General Partner, Donald
N. Love, Steven R. Zalkind, Diane P. Duggan and Stanley E. Borucki, are also officers and/or directors of Clover. In addition, Messrs. Love and Zalkind are the majority shareholders of Clover.

         Various relationships of the Partnership to the General Partner and its affiliates are described at pages 13-16 of the Prospectus, which description is incorporated herein by reference.

         The executive officers and directors of the General Partner and Clover are as follows:

Name                                Age                        Position

Donald N. Love                      57               President, Director
Steven R. Zalkind                   53               Vice President, Director
Diane P. Duggan                     53               Secretary
Stanley E. Borucki                  42               Treasurer

         Mr. Love has been President and a director of the General Partner since its formation in 1986, and he is President and a director of Clover and various affiliates of Clover. Mr. Love has been associated with Clover since 1971. Mr. Love holds a B.S. degree in Business Administration from Temple University.

         Mr. Zalkind has been Vice President and a director of the General Partner since its formation in 1986, and he is Vice President and a director of Clover and various affiliates of Clover. Mr. Zalkind has been associated with Clover since May 1985.

         Ms. Duggan has been Secretary of the General Partner since its formation in 1986, and she serves as Secretary of Clover and various affiliates of Clover. Ms. Duggan has been associated with Clover since 1973 and has served as an officer of Clover and its affiliates since 1982.

         Mr.  Borucki has served as Treasurer of the General  Partner since May

1990, and he serves as Treasurer of various affiliates of Clover. He has been the Assistant Treasurer of Clover since 1988. Mr. Borucki joined Clover as a staff accountant in 1977, and he served as the Controller of Clover from 1984 to 1988. Mr. Borucki is a Certified Public Accountant.

         All of the directors and executive officers of the General Partner are elected annually to the offices set forth above to hold office until their successors are duly elected and qualified.

Item 11. Executive Compensation

         The executive officers and directors of the General Partner receive no current or proposed direct compensation for serving in such capacities. The General Partner received acquisition fees for services rendered in connection with the selection and acquisition of direct or indirect interests in properties and the General Partner is entitled to receive a share of cash distributions. Such fees and distributions are described generally under the caption "Compensation and Fees" at pages 10-12 and under the caption "Allocations of Profits and Losses and Cash Distributions" on pages 21-22 of the Prospectus and at pages A-7 to A-11 of the Partnership Agreement, included as an Exhibit to the Prospectus, which descriptions are incorporated herein by reference. Effective February 21, 1995, NPI, which is unaffiliated with the General Partner, replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager of The Willowbrook Apartments. See Item 1. Business.

         The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates as described under the captions "Compensation and Fees" at pages 10-12 and "Conflicts of Interests" at pages 13-15 of the Prospectus and "Rights, Authority, Powers, Responsibilities and Duties of the General Partner" at pages A-18 to A-24 of the Partnership Agreement, included as an Exhibit to the Prospectus, which descriptions are incorporated herein by reference.

         The General Partner and its affiliates may also be reimbursed by the Partnership for the actual costs advanced by them for materials used by the Partnership and obtained from unaffiliated parties, administrative services, and direct expenses of Partnership operations.

         Reference is made to Note 5 of the Notes to the Partnership's Financial Statements and Note 3 of Notes to The Willowbrook Joint Venture's Financial Statements under Item 8. Financial Statements and Supplementary Data, which contain information on the amounts of acquisition fees and reimbursements which were actually earned by the General Partner and its affiliates and actually paid by the Partnership. Reference is made to the Statements of Partners' Capital (Deficiency) and Note 6 of the Notes to the Partnership's Financial Statements under Item 8. Financial Statements and Supplementary Data, which contain information on the amount of cash distributions actually made by the Partnership to the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding Units as of March 7, 1996.

         As of March 7, 1996, the directors of the General Partner and the directors and officers of the General Partner as a group owned, directly or indirectly, the following number of Units of the Partnership:

                                            Amount and nature
                                              of Beneficial        Percentage
Name                                        Ownership of Units      Interest

Steven R. Zalkind                               10                     *
Donald N. Love                                  21                     *
Stanley E. Borucki                               1                     *
Dianne P. Duggan                                 2                     *
All directors and
 officers as a group
(4 persons)                                     34                     *

- -------------------
* Less than one percent

         All the outstanding shares of the Common Stock of the General Partner are owned by Clover as discussed under Item 10. Directors and Executive Officers of the Registrant.

Item 13. Certain Relationships and Related Transactions

         Since January 1, 1995, there were no significant transactions or business relationships with the General Partner or its affiliates other than those described in Item 11. Executive Compensation. CIP II and CIP III are both publicly syndicated limited partnerships, the general partner of each of which is a wholly owned subsidiary of Clover. The officers and directors of the general partners of CIP II and CIP III are the same persons as the officers and directors of the General Partner. The Partnership did not pay any disposition fees to Clover, the General Partner or any of their affiliates in connection with the Partnership's disposition of a portion of its interest in The Willowbrook Joint Venture.

         As of December 31, 1995, the Partnership was not indebted to Clover and its affiliates. The Willowbrook Joint Venture (in which the Partnership has a 42.91% ownership interest) was indebted to Clover and its affiliates in the aggregate amount of $326,293, including reimbursable costs incurred and accrued and unpaid property management fees.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on 8-K

         (a)      The following documents are filed as part of this report:

                  (1) Financial statements. See Index to Financial Statements under Item 8. Financial Statements and Supplementary Data.

                  (2) Financial statement schedules. See Index to Financial Statements under Item 8. Financial Statements and Supplementary Data.

                  (3)      Exhibits

         * 3.1 Certificate of Limited Partnership (Exhibit 3.1 to the registrant's Registration Statement, No. 33-8987 filed on September 24, 1986 (the "Registration Statement")).

         * 3.2 First Amendment to Certificate of Limited Partnership (Exhibit 3.2 to the Registration Statement).

         * 3.3 Amended and Restated Agreement of Limited Partnership dated March 31, 1986. (Exhibit 3.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K")).

         * 3.8 Fifth Amendment to Amended and Restated Agreement of Limited Partnership (Exhibit 3.7 to Post-Effective Amendment No. 1 to the Registration Statement).

         *10.1 $1,500,000 demand note of Clover Financial Corporation payable to C.I.P. Management Corp., the general partner of the registrant (Exhibit 10.1 to the Registration Statement).

         *10.2 Joint Venture Agreement (the "Joint Venture Agreement") dated December 17, 1987 between the registrant and Clover Income Properties II, L.P. (Exhibit 10 to the registrant's Current Report on Form 8-K dated December 17, 1987).

         *10.3 Cross Indemnification Agreement among the registrant, Clover Income Properties II, L.P. and Landmark Associates dated December 17, 1987, relating to The Willowbrook Apartments (Exhibit 10.10 to the 1987 Form 10-K).


         *99.1 The Prospectus of the Partnership dated December 19, 1986, as filed with the Commission pursuant to Rule 424(b), and included in the Registration Statement.

         *99.2 Supplement No. 2 dated July 15, 1987 to Prospectus dated December 19, 1986 and Supplement No. 1 dated June 12, 1987, as furnished to limited partners and filed with the Commission pursuant to Rule 424 (b)(3) and (c) on July 21, 1987, and as a part of Post-Effective Amendment No. 1 to the Registration Statement filed on September 10, 1987.

         *99.3 The Partnership's Current Report on Form 8-K dated December 17, 1987 and filed with the Commission pursuant to Rule 15d-11 on January 4, 1988 (Exhibit 28.5 to the 1987 Form 10-K).


         *99.4 The Partnership's Current Report on Form 8-K filed with the Commission on March 4, 1996.

- ----------------

 *  Incorporated by reference.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1995.

                         ----------------------------

         Pursuant to the Partnership Agreement and certain undertakings in the Registration Statement, the registrant is obligated to provide an Annual Report to limited partners of the Partnership on or before April 30, 1996. The Partnership will furnish copies of such report to the Commission when it is sent to the limited partners.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CLOVER INCOME PROPERTIES, L.P.

                                    C.I.P. MANAGEMENT CORP.,
                                    General Partner


Date: March 27, 1996                By:  /s/ Donald N. Love
                                       --------------------
                                       Donald N. Love, President


Date: March 27, 1996                By:  /s/ Stanley E. Borucki
                                       ------------------------
                                       Stanley E. Borucki, Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date: March 27, 1996                   /s/ Donald N. Love
                                    ---------------------
                                    Donald N. Love, Director and
                                    President of C.I.P. Management Corp.,
                                    the General Partner


Date: March 27, 1996                  /s/ Steven R. Zalkind
                                    -----------------------
                                    Steven R. Zalkind, Director
                                    and Vice President of
                                    C.I.P. Management Corp.,
                                    the General Partner