Form 10-K405/A
period 1995-12-31
CLOVER INCOME PROPERTIES L P
filed 1996-06-04
CIK 802679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from _____________ to _____________

                           Commission File No. 0-16773

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

       Registrant's Telephone Number, Including Area Code: (609) 662-1116

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

                                     PART I

ITEM 1. Business

     The Registrant, Clover Income Properties, L.P. (the "Partnership"), is a limited partnership formed in July 1986 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in existing income-producing residential real estate properties. C.I.P. Management Corp., a New Jersey corporation which is a wholly-owned subsidiary of Clover Financial Corporation ("Clover"), a New Jersey corporation, is the General Partner (the "General Partner") of the Partnership. The Partnership sold $14,891,940 of units (the "Units") of limited partnership interest in a public offering made pursuant to a Prospectus (the "Prospectus") contained in Pre-Effective Amendment No. 2 to the Partnership's Form S-11 Registration Statement (the "Registration Statement") filed with the Commission under the Securities Act of 1933 (No. 33-8987) on December 19, 1986, as supplemented by Supplement No. 1 dated June 12, 1987 ("Supplement No. 1") and Supplement No. 2 dated July 15, 1987 ("Supplement No. 2"), which supplements were filed with the Commission pursuant to Rules 424(b)
(3) and 424(c).

     On July 1, 1994, the Partnership sold the Holly Tree Park Apartments ("Holly Tree"), a 144-unit garden apartment complex located in Waldorf, Charles County, Maryland, together with all related improvements and intangible and tangible property, to United Dominion Realty Trust, Inc. ("United Dominion") for a cash purchase price of $6,500,000. United Dominion is not affiliated with the Partnership, and the sale was negotiated on an arms length basis. The Partnership incurred expenses of $71,992 in connection with the sale, which were paid from the proceeds of the sale. The Partnership also set aside additional working capital reserves of $141,046 at the time of the sale. No expenses or commissions were paid to the General Partner or its affiliates in connection with the sale. The Partnership had acquired the Holly Tree Park Apartments in December 1986, at a purchase price of $5,000,000. The Holly Tree Park Apartments and its acquisition are described on pages 30-31 of the Prospectus, and such description is incorporated herein by reference.

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

     The Partnership and CIP II each acquired a 50% interest in The Willowbrook Joint Venture in December 1987 for an investment by each of $6,450,000. In April 1992, the interest of each of the Partnership and CIP II in The Willowbrook Joint Venture was reduced to 42.91% as a result of a purchase by CIP III of a 14.18% interest for a cash purchase price of $2,200,000. In the transaction, the Partnership and CIP II each received a distribution from The Willowbrook Joint Venture in the amount of $1,100,000. The Partnership incurred $10,758 in expenses, including legal, appraisal, accounting, title insurance and miscellaneous expenses, in connection with the transaction, which amounts were paid from the distribution. Reference is made to Supplement No. 2 and the Partnership's Current Report on Form 8-K dated December 17, 1987 and filed with the Commission on January 4, 1988, both of which are incorporated herein, for a more detailed discussion of The Willowbrook Joint Venture, The Willowbrook Apartments and the acquisition of The Willowbrook Apartments.

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

     Services at The Willowbrook Apartments are performed by on-site personnel all of whom are employees of NPI-CL Management L.P. ("NPI"), an unaffiliated third party. Such services are provided pursuant to a written agreement providing for fees equal to 5% of the gross revenues from The Willowbrook Apartments. NPI replaced Allstate Management Corp., an affiliate of the General Partner, as the property manager effective February 21, 1995. At the same time, other partnerships affiliated with the General Partner also engaged NPI as property manager at rates equivalent to the rates previously paid to the prior property manager of each partnership.

     In January 1996, NPI was acquired by an affiliate of Insignia Financial Group, Inc. According to Commercial Property News and the National Multi-Housing Council, Insignia, together with its affiliates, is the largest property manager in the United States. The General Partner does not believe this transaction will have a significant impact on the Partnership.

     On February 7, 1996, The Willowbrook Joint Venture, Berwind Property Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery", and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

     Pursuant to the terms of the Sale Agreement, the Buyers have agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The completion of the Sale is contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP II and CIP III. If such approval is not obtained on or before June 30, 1996, the Sale Agreement shall be automatically cancelled and terminated.

     The preceding two paragraphs modify and supersede the description of the Sale in the Partnership's Current Report on Form 8-K, filed with the Commissioner pursuant to the Securities Exchange Act of 1934 on March 4, 1996.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion of the operations of the Partnership's business.


                                     PART II

ITEM 5. Market for the Partnership's Units of Limited
        Partnership Interest and Related Security Holder
        Matter

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

     The General Partner maintains a policy that the only cash distributions made to the Partnership's limited partners are distributions of "net cash receipts," as defined on page A-3 of the Prospectus, which definition is incorporated herein by reference (other than distributions of proceeds from the sale of Partnership property or the liquidation of the Partnership). The total net cash receipts of the Partnership from inception through December 31, 1995 were $14,894,186. Total distributions from inception through December 31, 1995 were $14,585,243 and $55,298 was subsequently distributed in January 1996 with respect to the fourth quarter of 1995 for a total of $14,640,541. Of that amount, $9,016,345 represents a return of capital and the balance of

$5,624,196 represents a distribution of income. Except for the April 1992 distribution of $1,000,000 of the proceeds from the reduction of the Partnership's interest in The Willowbrook Joint Venture and the July 15, 1994 distribution of $6,410,000 of the proceeds from the sale of Holly Tree, all distributions to Partners have been funded by current year net cash receipts and undistributed net cash receipts from prior years and all distributions have been made on a quarterly basis.

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

                                     PART II

ITEM 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Financial Condition, Liquidity and Capital Resources

     The Partnership's only remaining interest in real estate is a 42.91% interest in the Joint Venture, which owns The Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from The Willowbrook Joint Venture.

     On December 31, 1995, the Partnership had cash on hand of $299,295 as compared to $292,557 on December 31, 1994. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

     The Partnership's net cash flow from operations was $41,879 for 1995 as compared to $260,375 for 1994 and $613,856 for 1993. The decrease in net cash flow from operations was primarily due to a decrease in cash received from rentals and the reduction in cash paid for expenses as a result of the sale of Holly Tree on July 1, 1994.

     The Willowbrook Joint Venture's net cash flow from operations was $797,919 for 1995 as compared to $820,992 for 1994 and $715,533 for 1993. The decrease in cash flow from operations for 1995, as compared to 1994, was due to a decrease in cash received from rentals, interest and other income. The increase in cash flow from operations in 1994, as compared to 1993, was primarily due to an increase in cash received from rentals combined with an increase in other income and a decrease in cash paid for operating expenses.

     The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements over the next twelve months and the foreseeable future, absent any unanticipated cost increases or adverse market conditions.

     If the Sale is approved by the Limited Partners and completed, the proceeds from the Sale distributed by the Joint Venture will be sufficient to cover the anticipated costs of the Sale estimated to be $832,000.

     As of December 31, 1995, the Partnership had paid all outstanding amounts owed to the General Partner and its affiliates. As of December 31, 1995, The Willowbrook Joint Venture, however, owed a total of approximately $326,000 to Allstate Management Corp., an affiliate of the General Partner, for accrued and unpaid property management fees and reimbursable costs. The payment of such amounts will be made from The Willowbrook Joint Venture's cash flow when available and from the proceeds of any sales or refinancing of the assets of The Willowbrook Joint Venture.

     During 1995, one elevator was replaced at a cost of $22,857; air conditioning equipment was purchased at a cost of $18,422 and other capital improvements were made at a cost of $10,810. These amounts are reflected in the Statement of Cash Flows as cash paid for investing activities. In addition, common area hallways were recarpeted in 1995. Major projects planned for 1996 at The Willowbrook Apartments, at an estimated total cost of $188,000, include the replacement of carpets and tiles, the resurfacing of the parking lot and the painting of certain hallways. Funding for these projects will be provided by The Willowbrook Joint Venture's operating cash flow. It is not anticipated that these projects will cause any increase in the realty taxes at The Willowbrook Apartments.

Results of Operations

      Until the sale of Holly Tree, the Partnership earned revenues primarily from rental income from Holly Tree. Revenues from The Willowbrook Apartments are not included in the Partnership's revenues.

     No rental income was recorded in 1995. Rental income was $526,129 in 1994 as compared to $1,052,502 in 1993. The decrease in 1995 from 1994 and in 1994 from 1993, was the result of the sale of Holly Tree on July 1, 1994. No other income was recorded in 1995, compared to other income of $60,575 in 1994 and $37,237 in 1993. The decrease in 1995, as compared to 1994 is due to refunds of state tax overpayments recorded in 1994 and the elimination of other income from Holly Tree. The increase in 1994, as compared to 1993, is due to the state tax refunds recorded in 1994, partially offset by a decrease in other income due to the sale of Holly Tree.

     Operating expenses were $3,858 for 1995, $348,234 for 1994 and $554,505 for 1993. The decrease in 1995 and in 1994 was due to the sale of Holly Tree Park. Operating expenses were 66% of rental income in 1994 as compared to 53% in 1993. The increase from 1993 to 1994, as a percentage of rental income, is primarily due to increased repairs and maintenance incurred during the first six months of 1994 preparing the Holly Tree property for the sale.

     The Partnership had a net loss of $255,099 in 1995 as compared to net income of $2,707,691 in 1994 and $342,883 in 1993. The net loss in income after depreciation and amortization in 1995, as compared to net income in 1994, was primarily due to an impairment loss on the investment in the Joint Venture and the elimination of operating income from Holly Tree in 1995, reduced depreciation expense as a result of the sale, the gain on the sale of Holly Tree in 1994 and legal and accounting fees incurred during 1995 in connection with efforts to sell The Willowbrook Apartments. For a further discussion of the impairment loss, see Note 3 in the Financial Statements of the Partnership on page F-11. The increase in income after depreciation and amortization in 1994, as compared to 1993, was primarily due to the gain on the sale of Holly Tree in 1994, partially offset by a decrease in operating income and depreciation expense from Holly Tree as a result of the sale.

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

     The average effective annual rental rates per unit for The Willowbrook Apartments were $7,180 in 1995, $7,218 in 1994 and $7,270 in 1993. The average occupancy rates were 93.9% in 1995, 93.3% in 1994 and 88.7% in 1993.

     Operating expenses for The Willowbrook Apartments for 1995 were $1,225,052 as compared to $1,219,161 for 1994 and $1,186,441 for 1993. The slight increase in 1995 over 1994 was primarily due to increases in advertising expenses and repairs and maintenance, substantially offset by a decrease in real estate taxes resulting from a reduction in the property tax rates from the period ended June 30, 1994 to the period ended June 30, 1995. The increase in operating expenses for 1994 over 1993 was primarily due to increases in salaries and wages, repairs and maintenance and utilities, partially offset by decreases in advertising and marketing expenses and decreases in real estate taxes from the period ended June 30, 1993 to the period ended June 30, 1994.

     The Joint Venture's income after depreciation and amortization was $295,191 for 1995 as compared to $310,701 for 1994 and $251,109 for 1993. The decrease in income after depreciation and amortization in 1995 as compared to 1994 is due to a decrease in other income combined with increases in operating expenses and professional services, partially offset by a decrease in general and administrative expenses. The increase in income after depreciation and amortization in 1994 as compared to 1993 is due to increases in rental and other income, partially offset by increases in operating expenses.

ITEM 8. Financial Statements and Supplementary Data.

                                      INDEX
                                      -----

Report of Independent Certified Public Accountants for                   F-1
Clover Income Properties, L.P.

Clover Income Properties, L.P. Balance Sheets as of                      F-2
December 31, 1995 and 1994

Clover Income Properties, L.P. Statements of                             F-3
Operations for each of the three years in the period ended December 31, 1995

Clover Income Properties, L.P. Statements of Partners'                   F-4
Capital for each of the three years in the period ended December 31, 1995

Clover Income Properties, L.P. Statements of Cash                        F-5
Flows for each of the three years in the period ended
December 31, 1995

Clover Income Properties, L.P. Summary of Significant                    F-7
Accounting Policies

Clover Income Properties, L.P. Notes to the Financial                    F-9
Statements

Report of Independent Certified Public Accountants for                   F-17
The Willowbrook Joint Venture

The Willowbrook Joint Venture Balance Sheets as of                       F-18
December 31, 1995 and 1994

The Willowbrook Joint Venture Statements of Income for                   F-19
each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Statements of Partners'                    F-20
Capital for each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Statements of Cash Flows                   F-21
for each of the three years in the period ended
December 31, 1995

The Willowbrook Joint Venture Summary of Significant                     F-23
Accounting Policies

The Willowbrook Joint Venture Notes to the Financial                     F-24
Statements

Clover Income Properties, L.P. Schedule III Real                         F-28
Estate and accumulated depreciation for each of the three years in the period ended December 31, 1995

The Willowbrook Joint Venture Schedule III Real Estate                   F-29
and accumulated depreciation for each of the three years in the period ended December 31, 1995

C.I.P. Management Corporation Independent Accountants'                   F-30
Report

C.I.P. Management Corporation Balance Sheets as of                       F-31
November 30, 1995

C.I.P. Management Corporation Notes to Financial                         F-32
Statement

Report of Independent Certified Public Accountants



Clover Income Properties, L.P.
Merchantville, New Jersey

We have audited the accompanying balance sheets of Clover Income Properties, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2, the 1995 financial statements have been revised.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clover Income Properties, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                               BDO SEIDMAN, LLP


January 30, 1996, except
  for Notes 2 and 7 which
  are May 16, 1996

- ------------------------------------------------------------------------------

                                                 Clover Income Properties, L.P.

                                                                Balance Sheets





December 31,                              1995                 1994



Assets

Cash                                   $   299,295      $   292,557

State tax refund receivable                   --             16,733

Investment in The Willowbrook
  Joint Venture, at market in 1995
  and equity in 1994                     3,997,264        4,506,421
                                       -----------      -----------


                                       $ 4,296,559      $ 4,815,711
                                       ===========      ===========




Liabilities and Partners' Capital

Liabilities
  Accrued expenses                     $    19,500      $    50,250
  Due to affiliates                           --              3,000
                                       -----------      -----------


Total liabilities                           19,500           53,250
                                       -----------      -----------


Partners' capital
  General partner (deficiency)              (4,854)            --
  Limited partners                       4,281,913        4,762,461
                                       -----------      -----------


Total partners' capital                  4,277,059        4,762,461
                                       -----------      -----------


                                       $ 4,296,559      $ 4,815,711
                                       ===========      ===========



           See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                       Statements of Operations




Year ended December 31,                                 1995           1994         1993
- --------------------------------------------------------------------------------------------
Revenues
  Rental income                                    $     --        $  526,129     $1,052,502
  Other income                                           --            60,575         37,237
  Interest income                                       5,809          15,324          5,502
                                                   ----------      ----------     ----------

Total revenues                                          5,809         602,028      1,095,241
                                                   ----------      ----------     ----------

Expenses
  Impairment loss, investment in
    The Willowbrook Joint Venture                     289,764            --             --
  Operating expenses (including affiliate
    transactions of $1,383 in 1995,
    $33,124 in 1994 and $76,633 in 1993)                3,858         348,234        554,505
  Depreciation and amortization                        24,231         141,597        257,572
  Professional services                                64,518          25,171         35,690
  General and administrative                            5,203          16,179         12,342
                                                   ----------      ----------     ----------

Total expenses                                        387,574         531,181        860,109
                                                   ----------      ----------     ----------

Operating (loss) income                              (381,765)         70,847        235,132
Share of income from The Willowbrook
  Joint Venture                                       126,666         133,322        107,751
                                                   ----------      ----------     ----------

(Loss) income before gain on sale of
  Holly Tree Park Apts                               (255,099)        204,169        342,883

Gain on sale of Holly Tree Park Apts                     --         2,503,522           --
                                                   ----------      ----------     ----------

Net (loss) income                                  $ (255,099)     $2,707,691     $  342,883
                                                   ==========      ==========     ==========

Net (loss) income per limited partnership unit     $   (16.84)     $   180.19     $    22.32
                                                   ==========      ==========     ==========




    See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                               Statements of Partners' Capital




                                                    General         Limited
                                                    Partner         Partners         Total
- ----------------------------------------------------------------------------------------------

Balance, December 31, 1992                       $      --        $ 9,405,923      $ 9,405,923

Partners' distributions, $52.50 per limited
  partnership unit                                    (7,953)        (787,500)        (795,453)

Net income                                             7,953          334,930          342,883
                                                 -----------      -----------      -----------


Balance, December 31, 1993                              --          8,953,353        8,953,353

Partners' distributions, $459.58 per limited
  partnership unit                                    (4,883)      (6,893,700)      (6,898,583)

Net income                                             4,883        2,702,808        2,707,691
                                                 -----------      -----------      -----------


Balance, December 31, 1994                              --          4,762,461        4,762,461

Partners' distributions, $15.20 per limited
  partnership unit                                    (2,303)        (228,000)        (230,303)

Net (loss)                                            (2,551)        (252,548)        (255,099)
                                                 -----------      -----------      -----------


Balance, December 31, 1995                       $    (4,854)     $ 4,281,913      $ 4,277,059
                                                 ===========      ===========      ===========




           See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                      Statements of Cash Flows



Year ended December 31,                                       1995             1994            1993
- -----------------------------------------------------------------------------------------------------

Operating activities
  Cash received from rentals                             $      --        $   522,491      $ 1,052,756
  Other income received                                         --             60,575           37,237
  Interest income received                                     5,809           15,324            5,502
  Distributions received from The Willowbrook
    Joint Venture                                            126,666          133,322          107,751
  Cash paid for expenses                                     (90,596)        (471,337)        (589,390)
                                                         -----------      -----------      -----------


Net cash provided by operating activities                     41,879          260,375          613,856
                                                         -----------      -----------      -----------


Investing activities
  Distributions received from
    The Willowbrook Joint Venture                            195,162          188,506          200,654
  Payments made for property                                    --            (52,370)         (29,964)
  Investment in The Willowbrook Joint Venture                   --             (4,116)         (30,835)
  Proceeds from sale of The Holly Tree
    Park Apartments                                             --          6,500,000             --
  Settlement costs paid from sale of Holly Tree Park            --            (71,992)            --
                                                         -----------      -----------      -----------


Net cash provided by investing activities                    195,162        6,560,028          139,855
                                                         -----------      -----------      -----------



Financing activities
  Partners' distributions                                   (230,303)      (6,898,583)        (795,453)
                                                         -----------      -----------      -----------


Net increase (decrease) in cash                                6,738          (78,180)         (41,742)

Cash, at beginning of year                                   292,557          370,737          412,479
                                                         -----------      -----------      -----------


Cash, at end of year                                     $   299,295      $   292,557      $   370,737
                                                         ===========      ===========      ===========



           See accompanying summary of significant accounting policies and notes to financial statements.

- ------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                      Statements of Cash Flows




Year ended December 31,                                          1995            1994             1993
- ----------------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash
  provided by operating activities
    Net (loss) income                                        $  (255,099)     $ 2,707,691      $   342,883
                                                             -----------      -----------      -----------

    Adjustments
      Impairment loss, investment in
        The Willowbrook Joint Venture                            289,764             --               --
      Depreciation and amortization                               24,231          141,597          257,572
      Share of income from The Willowbrook Joint
        Venture                                                 (126,666)        (133,322)        (107,751)
      Distributions received from The Willowbrook
        Joint Venture                                            126,666          133,322          107,751
      Gain on sale of Holly Tree Park Apts                          --         (2,503,522)            --
      Decrease in rents receivable                                  --                659           10,598
      Decrease (increase) in prepaid expenses                       --             40,293           (2,451)
      Decrease (increase) in state tax refund receivable          16,733          (16,733)            --
      (Decrease) increase in accounts payable                       --            (11,382)             490
      (Decrease) increase in accrued expenses                    (30,750)          22,841            7,790
      (Decrease) in tenants' security deposits                      --            (42,980)         (10,665)
      (Decrease) increase in prepaid rents                          --             (4,297)             321
      (Decrease) increase in expenses due to affiliates           (3,000)         (73,792)           7,318
                                                             -----------      -----------      -----------
Total adjustments                                                296,978       (2,447,316)         270,973
                                                             -----------      -----------      -----------

Net cash provided by operating activities                    $    41,879      $   260,375      $   613,856
                                                             ===========      ===========      ===========



           See accompanying summary of significant accounting policies and notes to financial statements.

- -----------------------------------------------------------------------------


                                               Clover Income Properties, L.P.

                                   Summary of Significant Accounting Policies







Rental Revenue

Rental revenue is recognized when earned, net of concessions and vacancies.

Capitalization and Amortization of Certain Costs

At December 31, 1995, deferred acquisition fees paid to an affiliate have been written off (see Note 2). For the years ended December 31, 1994 and prior, these costs were included in investment in The Willowbrook Joint Venture and were amortized over a two hundred and forty month period (life of the Partnership) using the straight-line method.

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


Net Income (Loss) and Distributions Per Partnership Unit

Net income (loss) and distributions per limited partnership unit are computed from the date of the closing of the Minimum Offering (March 31, 1987) based upon net income and distributions allocated to the limited partners and the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 15,000 weighted average limited partnership units.

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

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                     Summary of Significant Accounting Policies



Impairment of
Long-Lived Assets

A writedown for impairment will be recorded when the facts and circumstances indicate that the cost of the investment in the Willowbrook Joint Venture including the related deferred acquisition fees may be impaired, the estimated undiscounted cash flows associated with the assets are compared to the investment's carrying amount.

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

- ------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                 Notes to Financial Statements





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

December 31,                        1995                      1994
- -------------------------------------------------------------------------------


                            GAAP        Tax Basis        GAAP         Tax Basis
- -------------------------------------------------------------------------------

Total assets             $4,296,559     $5,126,194     $4,815,711     $5,288,084
                         ==========     ==========     ==========     ==========
Partners' capital        $4,277,059     $5,106,694     $4,762,461     $5,234,834
                         ==========     ==========     ==========     ==========

- ------------------------------------------------------------------------------


                                                Clover Income Properties, L.P.

                                                Notes to Financial Statements


Reconciliation of income per financial statement to income per Federal income tax return is as follows:


Year ended December 31,                        1995            1994              1993
- ----------------------------------------------------------------------------------------
Net (loss) income per
      financial statement                  $  (255,099)     $ 2,707,691      $   342,883

Reconciling items
      Depreciation                                --            (15,720)         (31,521)
      Impairment loss, investment in
       The Willowbrook Joint Venture
       (currently not deductible for
        tax purposes)                          289,764             --               --
      Additional income from
        The Willowbrook Joint
        Venture resulting from
        different depreciation
        methods                                 67,259           67,082           67,082
      Increase in the gain on the sale
        of The Holly Tree Park Apts
        resulting from different
        depreciation methods                      --            281,358             --
                                           -----------      -----------      -----------


      Net income per federal income
        tax return                         $   101,924      $ 3,040,411      $   378,444
                                           ===========      ===========      ===========



2.    Investment
      in The
      Willowbrook
      Joint Venture

On December 17, 1987, CIP acquired a 50% interest in The Willowbrook Joint Venture for $6,450,000. The Willowbrook Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

On April 8, 1992, CIP and Clover Income Properties II, L.P., an affiliated partnership, consummated an agreement which was effective April 1, 1992 with Clover Income Properties III, L.P. (CIP III), an affiliated partnership, pursuant to which CIP III acquired an interest in The Willowbrook Joint Venture for $2,200,000 in cash. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, based on an independently appraised value of the Willowbrook Apartments of $15,650,000 as of

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                 Notes to Financial Statements


February 11, 1992. The excess of the amount paid over the net book value of the 14.18% interest in the Joint Venture purchased by CIP III amounted to $325,788. The $325,788 was credited to the partners' capital accounts as of that date.

On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements. See note 7 for additional information.

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

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, CIP has reflected its investment in the Joint Venture at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of proceeds to CIP, CIP II and CIP III. In May 1996, the Partnership reevaluated its investment in Willowbrook Apartments, including an impairment loss amounting to $289,764, which has been charged to operations in the 1995 year.

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                 Notes to Financial Statements




A summary of the Joint Venture's financial statements is as follows:

December 31,                                           1995              1994
- -------------------------------------------------------------------------------

Other assets                                       $   322,078       $   331,731
Investment property held for sale,
  net of accumulated depreciation                    9,396,753         9,858,484
                                                   -----------       -----------
                                                   $ 9,718,831       $10,190,215
                                                   ===========       ===========


Liabilities (including
  $326,293 in 1995 and $326,240
  in 1994 to affiliates)                           $   403,359       $   419,934
Capital
  Clover Income Properties, L.P.                     3,671,476         3,866,638
  Clover Income Properties II, L.P.                  3,671,476         3,866,638
  Clover Income Properties III, L.P.                 1,972,520         2,037,005
                                                   -----------       -----------
                                                   $ 9,718,831       $10,190,215
                                                   ===========       ===========




Year ended December 31,            1995               1994               1993
- --------------------------------------------------------------------------------


Revenues                        $2,049,103         $2,064,966         $1,967,909
Expenses                         1,753,912          1,754,265          1,716,800
                                ----------         ----------         ----------
Net income                      $  295,191         $  310,701         $  251,109
                                ==========         ==========         ==========


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

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                 Notes to Financial Statements


For the year ended December 31, 1994, deferred acquisition fees amounted to $313,995, net of accumulation of $205,134.

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

- ------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                 Notes to Financial Statements


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

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                 Notes to Financial Statements


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

Transactions with affiliates are summarized below:

                                       Management    Reimbursable
                                          Fees           Costs          Total
- -------------------------------------------------------------------------------

Amount payable (prepaid) at
      January 1, 1993                 $  (4,051)      $  69,474       $  65,423

Incurred during 1993                     55,296          33,679          88,975
Payments during 1993                    (50,387)        (27,219)        (77,606)
                                      ---------       ---------       ---------
Amount payable at
      December 31, 1993                     858          75,934          76,792

Incurred during 1994                     27,567          21,736          49,303
Payments during 1994                    (28,425)        (94,670)       (123,095)
                                      ---------       ---------       ---------

- -------------------------------------------------------------------------------


                                                 Clover Income Properties, L.P.

                                                 Notes to Financial Statements





                                     Management         Reimbursable
                                       Fees               Costs          Total
- -------------------------------------------------------------------------------


Amount payable (prepaid) at
      December 31, 1994             $    --            $     3,000      $ 3,000

Incurred during 1995                     --                  6,586        6,586
Payments during 1995                     --                 (9,586)      (9,586)
                                    --------           -----------      -------


Amount payable at
      December 31, 1995               $  --                 $  --        $  --
                                    ========           ===========      =======


6.    Subsequent
      Distributions

In January 1996, the Partnership made cash distributions of $54,750 to the limited partners and $548 to the general partner.

7.    Subsequent
      Event

On May 16, 1996, the agreement to sell the Willowbrook Apartments was amended. The amendment, among other things, reduced the sales price from $10,500,000 less a $315,000 credit for capital contributions to $9,850,000.

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


                                                              BDO SEIDMAN, LLP


January 30, 1996, except
 for Note 2, which is
 February 7, 1996
 and Note 5 which
 is May 16, 1996.

- -------------------------------------------------------------------------------


                                                 The Willowbrook Joint Venture

                                                                Balance Sheets




December 31,                                            1995             1994
- -------------------------------------------------------------------------------


Assets

Cash                                                 $   141,494     $   146,687
Cash held for security deposits - restricted              34,868          46,394
Rents receivable                                           7,602             868
Prepaid expenses                                         137,014         136,682
Utility deposit                                            1,100           1,100

Investment property held for sale, net of
  accumulated depreciation                             9,396,753       9,858,484
                                                     -----------     -----------
                                                     $ 9,718,831     $10,190,215
                                                     ===========     ===========



Liabilities and Partners' Capital

Liabilities
  Accounts payable                                   $      --       $    17,447
  Accrued expenses                                        36,956          26,563
  Tenants' security deposits                              32,222          40,748
  Prepaid rents                                            7,888           8,936
  Due to affiliates                                      326,293         326,240
                                                     -----------     -----------
Total liabilities                                        403,359         419,934
                                                     -----------     -----------

Commitment

Partners' capital
  Clover Income Properties, L.P.                       3,671,476       3,866,638
  Clover Income Properties II, L.P.                    3,671,476       3,866,638
  Clover Income Properties III, L.P.                   1,972,520       2,037,005
                                                     -----------     -----------
Total partners' capital                                9,315,472       9,770,281
                                                     -----------     -----------
                                                     $ 9,718,831     $10,190,215
                                                     ===========     ===========



           See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------


                                                 The Willowbrook Joint Venture

                                                          Statements of Income




Year ended December 31,                             1995            1994           1993
- ------------------------------------------------------------------------------------------
Revenues
  Rental income                                   $2,013,638     $2,013,518     $1,928,002
  Other income                                        34,414         48,416         34,772
  Interest income                                      1,051          3,032          5,135
                                                  ----------     ----------     ----------

Total revenues                                     2,049,103      2,064,966      1,967,909
                                                  ----------     ----------     ----------


Expenses
  Depreciation and amortization                      514,843        512,242        508,510
  Operating expenses (including affiliate
    transactions of $17,905 in 1995, $112,445
    in 1994 and $115,451 in 1993)                  1,225,052      1,219,161      1,186,441
  Professional services                               14,017         11,173         12,068
  General and administrative, affiliates                --           11,689          9,781
                                                  ----------     ----------     ----------

Total expenses                                     1,753,912      1,754,265      1,716,800
                                                  ----------     ----------     ----------


Net income                                        $  295,191     $  310,701     $  251,109
                                                  ==========     ==========     ==========




           See accompanying summary of significant accounting policies and notes to financial statements.

- -------------------------------------------------------------------------------

                                                 The Willowbrook Joint Venture

                                               Statements of Partners' Capital



                                       Clover              Clover              Clover
                                       Income              Income              Income
                                    Properties,          Properties          Properties
                                        L.P.               II, L.P.           III, L.P.             Total
- -------------------------------------------------------------------------------------------------------------
Balance, January 1, 1993          $  4,220,846         $  4,220,846         $  2,154,052         $ 10,595,744

Capital contributions                   30,836               30,836               10,197               71,869
Net income                             107,751              107,751               35,607              251,109
Partners' distributions               (308,405)            (308,405)            (101,924)            (718,734)
                                  ------------         ------------         ------------         ------------


Balance, December 31, 1993           4,051,028            4,051,028            2,097,932           10,199,988

Capital contributions                    4,116                4,116                1,360                9,592
Net income                             133,322              133,322               44,057              310,701
Partners' distributions               (321,828)            (321,828)            (106,344)            (750,000)
                                  ------------         ------------         ------------         ------------


Balance, December 31, 1994           3,866,638            3,866,638            2,037,005         $  9,770,281

Capital contributions                     --                   --                   --                   --
Net income                             126,666              126,666               41,859              295,191
Partners' distributions               (321,828)            (321,828)            (106,344)            (750,000)
                                  ------------         ------------         ------------         ------------


Balance, December 31, 1995        $  3,671,476         $  3,671,476         $  1,972,520         $  9,315,472
                                  ============         ============         ============         ============




           See accompanying summary of significant accounting policies and notes to financial statements.

- ------------------------------------------------------------------------------


                                                The Willowbrook Joint Venture

                                                     Statements of Cash Flows






Year ended December 31,                              1995               1994               1993
- ----------------------------------------------------------------------------------------------------------
Operating activities
  Cash received from rentals                     $ 2,005,856         $ 2,020,702         $ 1,926,352
  Interest income received                             1,051               3,032               5,135
  Other income received                               34,414              48,416              34,772
  Security deposits paid                              11,526               4,051              15,521
  Cash paid for operating expenses                (1,254,928)         (1,255,209)         (1,266,247)
                                                 -----------         -----------         -----------
Net cash provided by operating activities            797,919             820,992             715,533
                                                 -----------         -----------         -----------


Investing activities
  Cash paid for investment property                  (53,112)            (62,265)            (94,426)
                                                 -----------         -----------         -----------


Financing activities
  Partners' distributions                           (750,000)           (750,000)           (718,734)
  Partners' contributions                               --                 9,592              71,869
                                                 -----------         -----------         -----------

Net cash (used) in financing activities             (750,000)           (740,408)           (646,865)
                                                 -----------         -----------         -----------

Net (decrease) increase in cash                       (5,193)             18,319             (25,758)

Cash, at beginning of year                           146,687             128,368             154,126
                                                 -----------         -----------         -----------


Cash, at end of year                             $   141,494         $   146,687         $   128,368
                                                 ===========         ===========         ===========




           See accompanying summary of significant accounting policies and notes to financial statements.

- ------------------------------------------------------------------------------


                                                The Willowbrook Joint Venture

                                                     Statements of Cash Flows





Year ended December 31,                                1995             1994              1993
- -------------------------------------------------------------------------------------------------
Reconciliation of net income to net cash
 provided by operating activities
  Net income                                        $ 295,191         $ 310,701         $ 251,109
                                                    ---------         ---------         ---------



  Adjustments to reconcile net income to net
    cash provided by operating activities
  Depreciation and amortization                       514,843           512,242           508,510
  (Increase) decrease in cash held
    for security deposits                              11,526             4,051            15,521
  (Increase) decrease in rents receivable              (6,734)            2,428            (1,929)
  (Increase) decrease in prepaid expenses                (332)           15,508               320
  (Decrease) increase in accounts payable             (17,447)          (11,091)            9,308
  Increase (decrease) in accrued expenses              10,393               526            (2,146)
  (Decrease) in tenants' security deposits             (8,526)           (5,816)          (15,874)
  (Decrease) increase in prepaid rents                 (1,048)            4,756               279
  Increase (decrease) in due to affiliates                 53           (12,313)          (49,565)
                                                    ---------         ---------         ---------


Total adjustments                                     502,728           510,291           464,424
                                                    ---------         ---------         ---------


Net cash provided by operating activities           $ 797,919         $ 820,992         $ 715,533
                                                    =========         =========         =========



           See accompanying summary of significant accounting policies and notes to financial statements.

- ------------------------------------------------------------------------------


                                                The Willowbrook Joint Venture

                                   Summary of Significant Accounting Policies





Impairment of
Long-Lived Assets

In the event that facts and circumstances indicate that the cost of the investment property may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated undiscounted cash flows associated with the assets would be compared to the asset's carrying amount.

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

- -------------------------------------------------------------------------------

                                                 The Willowbrook Joint Venture

                                                 Notes to Financial Statements




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

The Joint Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable, to reflect the Joint Venture's accounts on the accrual basis of accounting according to generally accepted accounting principles (GAAP). Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, while alternative methods are used for Federal income tax purposes. The net effect of this difference is summarized as follows:


December 31,                    1995                           1994
- ---------------------------------------------------------------------------------


                         GAAP          Tax Basis        GAAP           Tax Basis
- ---------------------------------------------------------------------------------

Total assets          $ 9,718,831     $11,481,249     $10,190,215     $11,809,659
                      ===========     ===========     ===========     ===========

Partners' capital     $ 9,315,472     $11,077,891     $ 9,770,281     $11,389,717
                      ===========     ===========     ===========     ===========


- -------------------------------------------------------------------------------


                                                 The Willowbrook Joint Venture

                                                 Notes to Financial Statements




Reconciliation of income per financial statement to income per Federal income tax return is as follows:

Year ended December 31,                    1995          1994             1993
- --------------------------------------------------------------------------------

Net income per financial
statements                              $295,191        $310,701        $251,109
Reconciling item
      Depreciation                       142,983         142,571         142,571
                                        --------        --------        --------

Tax basis income                        $438,174        $453,272        $393,680
                                        ========        ========        ========

2.    Investment
      Property Held
      for Sale

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments (the Property), a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $10,500,000 less a $315,000 credit for capital improvements (see Note 5 for additional information).

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

Due to the proposed sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, the Joint Venture has reflected the investment property held for sale at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments. At December 31, 1995, the investment property held for sale was not impaired.

- ------------------------------------------------------------------------------

                                                 The Willowbrook Joint Venture

                                                 Notes to Financial Statements

The following is a summary of investment property held for sale which is carried at the lower of cost or market:

December 31,                                      1995                 1994
- -------------------------------------------------------------------------------


Land                                          $  1,421,205         $  1,421,205
Apartment buildings                             11,006,247           10,980,891
Furniture and fixtures                           1,004,545              976,789
                                              ------------         ------------


                                                13,431,997           13,378,885
Less accumulated depreciation                   (4,035,244)          (3,520,401)
                                              ------------         ------------


                                              $  9,396,753         $  9,858,484
                                              ============         ============


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

- -------------------------------------------------------------------------------


                                                 The Willowbrook Joint Venture

                                                 Notes to Financial Statements




Transactions with affiliates are summarized below:

                                    Management      Reimbursable
                                       Fees            Costs            Total
- -------------------------------------------------------------------------------


Amount payable at
      January 1, 1993               $ 334,953        $  53,165        $ 388,118

Incurred during 1993                   98,313           26,919          125,232
Payments during 1993                 (114,616)         (60,181)        (174,797)
                                    ---------        ---------        ---------


Amount payable at
      December 31, 1993               318,650           19,903          338,553

Incurred during 1994                  102,734           21,400          124,134
Payments during 1994                 (102,252)         (34,195)        (136,447)
                                    ---------        ---------        ---------


Amount payable at
      December 31, 1994               319,132            7,108          326,240


Incurred during 1995                   12,750            5,155           17,905
Payments during 1995                  (12,750)          (5,102)         (17,852)
                                    ---------        ---------        ---------

Amount payable at
      December 31, 1995             $ 319,132        $   7,161        $ 326,293
                                    =========        =========        =========


4.    Subsequent
      Distributions

In January 1996, the Joint Venture made cash distributions of $26,819, $26,819 and $8,862 to Clover Income Properties, L.P., Clover Income Properties II, L.P. and Clover Income Properties III, L.P., respectively.

5.    Subsequent
      Event

On May 16, 1996, the agreement to sell the Willowbrook Apartments was amended. The amendment, among other things, reduced the sales price from $10,500,000 less a $315,000 credit for capital contributions to $9,850,000.

- ------------------------------------------------------------------------------


                                                                    SCHEDULE III

                                                  Clover Income Properties, L.P.

                            Schedule of Real Estate and Accumulated Depreciation





Years Ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------



                                                                                                   Cost Capitalized
                                                                          Initial Cost         Subsequent to Acquisition
                                                                    ----------------------    ----------------------------
                                                                             Buildings and              Buildings and
Description                                         Encumbrances     Land    Improvements      Land     Improvements
- --------------------------------------------------------------------------------------------------------------------------
144-unit garden apartment complex
  located in Waldorf, Maryland                         None         $474,225    $4,594,906    $45,276      $553,785



(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, less $44,738 of transfer taxes which were capitalized for financial reporting purposes and expensed for federal income tax purposes.

(B)   Reconciliation of real estate:


                                                   1995           1994             1993
- ------------------------------------------------------------------------------------------

Balance, at beginning of year                       $--       $ 5,615,822      $ 5,585,858


Additions during year:
  Acquisitions                                       --            52,370           29,964

Dispositions during year:
  Cost of real estate sold                           --        (5,668,192)            --
                                                    ---       -----------      -----------


Balance, at end of year                             $--       $      --        $ 5,615,822
                                                    ===       ===========      ===========



(C) Reconciliation of accumulated depreciation:

Balance, at beginning of year                       $--       $ 1,626,340      $ 1,392,999
Depreciation expense                                 --           117,366          233,341
Accumulated depreciation - disposal of assets        --        (1,743,706)            --
                                                    ---       -----------      -----------


Balance, at end of year                             $--       $      --        $ 1,626,340
                                                    ===       ===========      ===========








                                                Gross Amount at Which
                                      Carried at December 31, 1995 (A)                              Life on Which
- ----------------------------------------------------------------------                           Depreciation Has
                      Buildings and                                         Date of         Date    Been Computed
Land                   Improvements      Total (B)    Depreciation (C) Construction     Acquired          in 1995
- -----------------------------------------------------------------------------------------------------------------

$-                       $-            $-               $-                     1973     12/15/86       5-25 years

- -------------------------------------------------------------------------------


                                                               SCHEDULE III
                                              The Willowbrook Joint Venture
                      Schedules of Real Estate and Accumulated Depreciation




Years Ended December 31, 1995, 1994 and 1993
- -------------------------------------------------------------------------------



                                                                                                     Cost Capitalized
                                                                        Initial Cost            Subsequent to Acquisition
                                                                  ------------------------     ---------------------------
                                                                             Buildings and              Buildings and
Description                                         Encumbrances     Land    Improvements     Land      Improvements
- ------------------------------------------------------------------------------------------------------------------------------

299-unit mid-rise apartment complex
    located in Baltimore, Maryland                     None       $1,421,205   $11,289,276     $--        $721,516


(A) The aggregate cost for federal income tax purposes is equal to the amount at which the real estate is carried for financial reporting purposes, plus the additional stepped up basis due to a Section 754 election in the amount of $556,439.

(B) Reconciliation of real estate:

                                           1995         1994            1993
- --------------------------------------------------------------------------------


Balance, at beginning of year          $13,378,885    $13,316,620    $13,222,194

Additions during year:
  Improvements, etc.                        53,112         62,265         94,426
                                       -----------    -----------    -----------


Balance, at end of year                $13,431,997    $13,378,885    $13,316,620
                                       ===========    ===========    ===========



(C) Reconciliation of accumulated depreciation:

Balance, at beginning of year          $ 3,520,401    $ 3,008,159    $ 2,499,649
Depreciation expense                       514,843        512,242        508,510
                                       -----------    -----------    -----------

Balance, at end of year                $ 4,035,244    $ 3,520,401    $ 3,008,159
                                       ===========    ===========    ===========






- ------------------------------------------------------------------------------

                                               Gross Amount at Which
                                     Carried at December 31, 1995 (A)
- ---------------------------------------------------------------------                                 Life on Which
                                                                                                   Depreciation Has
                      Buildings and                                         Date of         Date      Been Computed
Land                   Improvements      Total (B)    Depreciation (C) Construction     Acquired            in 1994
- -------------------------------------------------------------------------------------------------------------------

$1,421,205              $12,010,792    $13,431,997      $4,035,244             1966     12/17/87        12-25 years


To the Stockholder
C.I.P. Management Corporation
23 West Park Avenue
Merchantville, New Jersey  08109

                  We have audited the accompanying balance sheet of C.I.P. Management Corporation as of November 30, 1995. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

                  In our opinion, the balance sheet referred to about presents fairly, in all material respects, the financial position of C.I.P. Management Corporation as of November 30, 1995 in conformity with generally accepted accounting principles.



                               ALLOY, SILVERSTEIN, SHAPIRO, ADAMS, MULFORD & CO.



January 4, 1996
Cherry Hill, New Jersey

                           C.I.P. MANAGEMENT CORPORATE
                                  BALANCE SHEET
                                NOVEMBER 30, 1995

          ASSETS
CURRENT ASSETS
  Prepaid Expenses                                                  $        13

OTHER ASSETS
  Loans Receivable-Clover Financial Corporation                     $ 1,507,180
                                                                    -----------
TOTAL ASSETS                                                        $ 1,507,193
                                                                    ===========

         LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
  Share of Accumulated Losses from Partnership
   in Excess of Investments and Advances                            $       192
  Deferred Tax Liability                                            $       908
                                                                    -----------

TOTAL LIABILITIES                                                         1,100
                                                                    -----------
STOCKHOLDER'S EQUITY
  Common Stock, no par value, 1,000 shares
   Authorized, 300 Issued and Outstanding                             1,525,500
  Accumulated (Deficit)                                                 (19,407)
                                                                    -----------
TOTAL STOCKHOLDER'S EQUITY                                            1,506,093
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $ 1,507,193
                                                                    ===========




         The accompanying notes are an integral part of this statement.

                          C.I.P. MANAGEMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENT
                                NOVEMBER 30, 1995


1.       Organization
         C.I.P. Management Corporation, formerly Pennsville Properties, Inc., a wholly-owned subsidiary of Clover Financial Corporation, is the general partner of Clover Income Properties, L.P. (CIP), a real estate limited partnership. The Company was formed on September 12, 1978.

2.       Summary of Significant Accounting Policies

         Use of Estimates
         Estimates and assumptions are used in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses, as applicable.
         Actual results could differ from those estimates.

         Investments
         The Company accounts for its 1% investment in a real estate limited partnership under the equity method, because the Company exercises significant influence over its operating and financial activities. Accordingly, the investment is carried at cost, adjusted for the Company's proportionate share of earnings or losses.

         Income Taxes
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

3.       Loans Receivable - Clover Financial Corporation
         Loans receivable - Clover Financial Corporation, bear interest at 5.86% and have no scheduled maturity dates.

4.       Investment in Partnership
         The Company purchased for $1,000 a 1% general partnership interest in CIP and has been allocated losses in the amount of $1,192. This amount exceeds the Company's investment and advances to the partnership by $192. This amount has been recorded as a liability.

5.       Income Taxes
         The Company files a consolidated federal income tax return with Clover Financial Corporation. Temporary difference giving rise to the deferred tax liability consisted of partnership investment income and deductions accounted for differently for financial reporting and tax purposes. The deferred tax liability as of November 30, 1995 was $908.

6.       Commitments
         The Company, as a general partner in CIP, could be liable for, or otherwise committed to provide funds to this partnership.

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

           10.4 Second Amendment to Agreement of Sale dated May 6, 1996 among The Willowbrook Joint Venture, Berwind Property Group, Inc. and Montgomery Properties, Ltd.

           10.5 Third Amendment to Agreement of Sale dated May 16, 1996 among The Willowbrook Joint Venture, Berwind Property Group, Inc. and Montgomery Properties, Ltd.

           27     Financial Data Schedule

          *99.1 The Prospectus of the Partnership dated December 19, 1986, as filed with the Commission pursuant to Rule 424(b), and included in the Registration Statement.

          *99.2 Supplement No. 2 dated July 15, 1987 to Prospectus dated December 19, 1986 and Supplement No. 1 dated June 12, 1987, as furnished to limited partners and filed with the Commission pursuant to Rule 424(b)(3) and (c) on July 21, 1987, and as a part of Post- Effective Amendment No. 1 to the Registration Statement filed on September 10, 1987.

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


                                    CLOVER INCOME PROPERTIES, L.P.

                                    C.I.P. MANAGEMENT CORP.,
                                    General Partner


Date:  June 4, 1996                 By:  /s/ Donald N. Love
                                         --------------------------
                                          Donald N. Love, President


Date:  June 4, 1996                 By:  /s/ Stanley E. Borucki
                                         ----------------------
                                          Stanley E. Borucki, Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  June 4, 1996                      /s/ Donald N. Love
                                         ------------------
                                         Donald N. Love, Director and
                                         President of C.I.P. Management
                                         Corp., the General Partner


Date:  June 4, 1996                      /s/ Steven R. Zalkind
                                         ---------------------
                                         Steven R. Zalkind, Director
                                         and Vice-President of
                                         C.I.P. Management Corp.,
                                         the General Partner

                                 EXHIBIT INDEX



EXHIBIT NUMBER                               EXHIBIT NAME
- --------------                               ------------

     10.4 Second Amendment to Agreement of Sale dated May 6, 1996 among the Willowbrook Joint Venture, Berwind Property Group, Inc. and
                                             Montgomery Properties, Ltd.

     10.5 Third Amendment to Agreement of Sale dated May 16, 1996 among the Willowbrook Joint Venture, Berwind Property Group, Inc. and
                                             Montgomery Properties, Ltd.

     27                                      Financial Data Schedule