Form 10QSB/A
period 1996-03-31
CLOVER INCOME PROPERTIES L P
filed 1996-06-04
CIK 802679

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
                                      ---    ---

Item 1. Financial Statements


                         CLOVER INCOME PROPERTIES, L.P.
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS


                                                                     March 31,
                                                                        1996
                                                                    ----------
CASH ......................................................         $   310,761
                                                                    -----------

INVESTMENT IN THE WILLOWBROOK JOINT
         VENTURE, at market ...............................           3,963,439
                                                                    -----------


TOTAL ASSETS ..............................................         $ 4,274,200
                                                                    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
         Accrued expenses .................................         $    13,171
                                                                    -----------

PARTNERS' CAPITAL
         General partner ..................................              (4,854)
         Limited partners .................................           4,265,883
                                                                    -----------
                  Total partners' capital .................           4,261,029
                                                                    -----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ...................         $ 4,274,200
                                                                    ===========











   The accompanying notes are an integral part of these financial statements.

                         CLOVER INCOME PROPERTIES, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                         March 31,
                                                               1996                   1995
                                                             ---------             ---------
REVENUES
     Interest income ..........................              $ 1,556                 $   992
                                                             -------                 -------
         Total revenues .......................                1,556                     992
                                                             -------                 -------

EXPENSES
     Amortization .............................                 --                     6,058
     Professional services ....................                7,073                   8,396
     General and administrative ...............                1,842                   6,019
                                                             -------                 -------
         Total expenses .......................                8,915                  20,473
                                                             -------                 -------

SHARE OF INCOME FROM THE WILLOWBROOK JOINT
     VENTURE ..................................               46,632                  45,527
                                                             -------                 -------

NET INCOME ....................................              $39,273                 $26,046
                                                             =======                 =======

NET INCOME PER LIMITED PARTNERSHIP UNIT .......              $  2.59                 $  1.69
                                                             =======                 =======










   The accompanying notes are an integral part of these financial statements.

                         CLOVER INCOME PROPERTIES, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                                   General             Limited
                                                   Partner             Partners             Total
                                                 ----------          -----------        -----------
Balance at January 1, 1996 ..............        $  (4,854)          $ 4,281,913        $ 4,277,059

Partners' distributions, $3.65
     per limited partnership unit .......             (553)              (54,750)           (55,303)

Net income ..............................              553                38,720             39,273
                                                 ---------           -----------        -----------

Balance at March 31, 1996 ...............        $  (4,854)          $ 4,265,883        $ 4,261,029
                                                 =========           ===========        ===========










   The accompanying notes are an integral part of these financial statements.

                         CLOVER INCOME PROPERTIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                1996                         1995
                                                                                             ---------                    ---------
OPERATING ACTIVITIES
     Interest received ...................................................                   $   1,556                    $     992
     Distributions received from The Willowbrook
         Joint Venture ...................................................                      46,632                       45,527
     Cash paid for operating expenses ....................................                     (15,244)                      (7,412)
                                                                                             ---------                    ---------

           Net cash provided by operating activities .....................                      32,944                       39,107
                                                                                             ---------                    ---------

INVESTING ACTIVITIES
     Distributions received from the Willowbrook
         Joint Venture ...................................................                      33,825                       34,930
                                                                                             ---------                    ---------

FINANCING ACTIVITIES

     Partners' distributions .............................................                     (55,303)                     (64,388)
                                                                                             ---------                    ---------

NET INCREASE IN CASH .....................................................                      11,466                        9,649

CASH, beginning of period ................................................                     299,295                      292,557
                                                                                             ---------                    ---------

CASH, end of period ......................................................                   $ 310,761                    $ 302,206
                                                                                             =========                    =========








   The accompanying notes are an integral part of these financial statements.

                         CLOVER INCOME PROPERTIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                              March 31,
                                                                                                      1996                   1995
                                                                                                   ---------               -------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

     Net income ....................................................................               $ 39,273                $ 26,046

ADJUSTMENTS
     Amortization ..................................................................                   --                     6,058
     Income from investment in the Willowbrook Joint
         Venture ...................................................................                (46,632)                (45,527)
     Distributions received from the Willowbrook
         Joint Venture .............................................................                 46,632                  45,527
     Decrease in other receivables .................................................                   --                    16,733
     Decrease in accrued expenses ..................................................                 (6,329)                 (6,730)
     Decrease in due to affiliates .................................................                   --                    (3,000)
                                                                                                   --------                --------

         Total adjustments .........................................................                 (6,329)                 13,061
                                                                                                   --------                --------

     Net cash provided by operating activities .....................................               $ 32,944                $ 39,107
                                                                                                   ========                ========





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

On February 7, 1996, the Willowbrook Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement as amended on May 16, 1996, the Joint Venture will sell the Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $9,850,000.

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

                         CLOVER INCOME PROPERTIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


1.   INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):

A summary of the Joint Venture's financial statements is as follows:


                                                                       Three Months
                                                                      Ended March 31,
                                                                          1996
                                                                      ---------------

     Current assets .............................................       $  397,270

     Investment property, net of accumulated depreciation .......        9,276,510

     Other noncurrent assets ....................................            1,100
                                                                        ----------

     Total assets ...............................................       $9,674,880
                                                                        ==========

     Current liabilities ........................................       $  438,232

     Capital -

         Clover Income Properties, L.P. .........................        3,637,651
         Clover Income Properties II, L.P. ......................        3,637,651
         Clover Income Properties III, L.P. .....................        1,961,346
                                                                        ----------

     Total liabilities and capital ..............................       $9,674,880
                                                                        ==========

     Revenues ...................................................       $  524,072

     Expenses ...................................................          415,396
                                                                        ----------

     Net income .................................................       $  108,676
                                                                        ==========




The Joint Venture made distributions from operations to the Partnership in the amount of $80,457 during the first three months of 1996. (Also, see Note 2).

                         CLOVER INCOME PROPERTIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


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

                          THE WILLOWBROOK JOINT VENTURE
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                     March 31,
                                                                       1996
                                                                   -----------
CURRENT ASSETS
     Cash ..................................................       $    271,377
     Cash held for security deposits-restricted ............             34,215
     Prepaid expenses ......................................             88,850
     Rents receivable ......................................              2,828
                                                                   ------------
         Total current assets ..............................            397,270
                                                                   ------------
INVESTMENT PROPERTY HELD FOR SALE ..........................         13,440,465
     Less - accumulated depreciation .......................         (4,163,955)
                                                                   ------------
         Net investment property ...........................          9,276,510
                                                                   ------------

OTHER ASSETS
     Utility deposit .......................................              1,100
                                                                   ------------

TOTAL ASSETS ...............................................       $  9,674,880
                                                                   ============

                       LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable ......................................       $     17,500
     Accrued expenses ......................................             53,398
     Tenants' security deposits ............................             34,215
     Prepaid rents .........................................              6,826
     Due to affiliates .....................................            326,293
                                                                   ------------
         Total current liabilities .........................            438,232
                                                                   ------------
PARTNERS' CAPITAL
     Clover Income Properties, L.P. ........................          3,637,651
     Clover Income Properties II, L.P. .....................          3,637,651
     Clover Income Properties III, L.P. ....................          1,961,346
                                                                   ------------
         Total partners' capital ...........................          9,236,648
                                                                   ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ....................       $  9,674,880
                                                                   ============






        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended
                                                     March 31,
                                                1996          1995
                                            -----------   -----------
REVENUES:
     Rental income .........................   $511,753      $494,733
     Other income ..........................     12,181         5,584
     Interest income .......................        138           484
                                               --------      --------
              Total revenues ...............    524,072       500,801
                                               --------      --------
EXPENSES:
     Depreciation ..........................    128,711       128,253
     Operating expenses (including affiliate
         transactions of $16,089 for the
         three months ended March 31, 1995)     284,747       261,502
     Professional services .................      1,938         4,948
                                               --------      --------
              Total expenses ...............    415,396       394,703
                                               --------      --------
NET INCOME .................................   $108,676      $106,098
                                               ========      ========










        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE

                         STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)



                                        Clover                   Clover                 Clover
                                        Income                   Income                 Income
                                       Properties              Properties             Properties
                                          L.P.                  II, L.P.               III, L.P.              Total
                                       ----------              ----------             -----------           ----------

Balance - January 1, 1996 ........    $ 3,671,476             $ 3,671,476             $ 1,972,520           $ 9,315,472
Net income .......................         46,632                  46,632                  15,412               108,676
Partners' distributions ..........        (80,457)                (80,457)                (26,586)             (187,500)
                                      -----------             -----------             -----------           -----------
Balance at March 31, 1996 ........    $ 3,637,651             $ 3,637,651             $ 1,961,346           $ 9,236,648
                                      ===========             ===========             ===========           ===========










        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Three Months Ended
                                                                              March 31,
                                                                    1996                      1995
                                                                -----------               -----------
OPERATING ACTIVITIES:
        Cash received from rentals .................              $ 515,473                 $ 490,830
        Other income received ......................                 12,181                     5,584
        Interest income received ...................                    138                       484
        Security deposits paid (received) ..........                    653                      (202)
        Cash paid for operating expenses ...........               (202,594)                 (224,314)
                                                                  ---------                 ---------
               Net cash provided by operating
                  activities .......................                325,851                   272,382
                                                                  ---------                 ---------
INVESTING ACTIVITIES
        Cash paid for investment property ..........                 (8,468)                     --
                                                                  ---------                 ---------
FINANCING ACTIVITIES
        Partners' distributions ....................               (187,500)                 (187,500)
                                                                  ---------                 ---------
NET INCREASE IN CASH ...............................                129,883                    84,882
Cash, beginning of period ..........................                141,494                   146,687
                                                                  ---------                 ---------
Cash, end of period ................................              $ 271,377                 $ 231,569
                                                                  =========                 =========






        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  1996                  1995
                                                               ----------            ---------
RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

        NET INCOME .......................................     $ 108,676             $ 106,098

Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation .........................................       128,711               128,253
    Decrease (increase) in cash held for
        security deposits ................................           653                  (202)
    Decrease in prepaid expenses .........................        48,164                58,063
    Decrease (increase) in rents receivable ..............         4,774                (4,129)
    Increase (decrease) in accounts payable ..............        17,500                (1,849)
    Increase (decrease) in accrued expenses ..............        16,442               (12,923)
    Increase (decrease) in security deposits .............         1,993                (1,194)
    (Decrease) increase prepaid rents ....................        (1,062)                  226
    Increase in due to affiliates ........................          --                      39
                                                               ---------             ---------
Total adjustments ........................................       217,175               166,284
                                                               ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................     $ 325,851             $ 272,382
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

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. and First Montgomery Properties, Ltd. Under the terms of the agreement, as amended on May 16, 1996, the Joint Venture will sell The Willowbrook Apartments (including land), all related improvements and tangible and intangible property for $9,850,000.

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

The following is a summary of investment property as of March 31, 1996.



Land ......................................        $  1,421,205
Building ..................................          11,006,247
Furniture and fixtures ....................           1,013,013
                                                   ------------
                                                     13,440,465
   Less: Accumulated depreciation .........         (4,163,955)
                                                   ------------
                                                   $  9,276,510
                                                   ============

                          THE WILLOWBROOK JOINT VENTURE
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 1996
                                   (UNAUDITED)


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

    The Partnership's income after amortization for the three months ended March 31, 1996 was $39,273 compared to $26,046 for the same period in 1995. The increase over the period is primarily the result of a decrease in general and administrative and amortization expenses.

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




                                 CLOVER INCOME PROPERTIES, L.P.


                                 By: C.I.P. Management Corp.


                                 By: /s/ Donald N. Love
                                    ----------------------------------------
                                    Donald N. Love, President


                                 By: /s/ Stanley G. Borucki
                                     ---------------------------------------
                                     Stanley G. Borucki, Treasurer





                                 Date:   June 4, 1996