Form 10QSB
period 1996-06-30
CLOVER INCOME PROPERTIES L P
filed 1996-08-14
CIK 802679

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


                  For the quarterly period ended June 30, 1996


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

                                     ASSETS

                                                               June 30,
                                                                 1996

 CASH                                                         $  324,955

 INVESTMENT IN THE WILLOWBROOK JOINT
      VENTURE, at market                                       3,908,265

 TOTAL ASSETS                                                 $4,233,220


                     LIABILITIES AND PARTNERS' CAPITAL

 LIABILITIES
  Accrued expenses                                            $   10,238

 PARTNERS' CAPITAL
  General partner                                                 (4,854)
  Limited partners                                             4,227,836
      Total partners' capital                                  4,222,982

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $4,233,220

   The accompanying notes are an integral part of these financial statements.

                         CLOVER INCOME PROPERTIES, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     1996          1995          1996          1995
 REVENUES
  Interest income                  $  1,988     $  2,034       $  3,544      $  3,026
      Total revenues                  1,988        2,034          3,544         3,026

 EXPENSES
  Amortization                           --        6,057             --        12,115
  Professional services               9,476        6,758         16,549        15,154
  General and administrative            538        5,924          2,380        11,943
      Total expenses                 10,014       18,739         18,929        39,212

 SHARE OF INCOME FROM THE
  WILLOWBROOK JOINT VENTURE          25,282       48,763         71,914        94,290

 NET INCOME                        $ 17,256     $ 32,058       $ 56,529      $ 58,104

 NET INCOME PER LIMITED
  PARTNERSHIP UNIT                 $   1.11     $   2.10       $   3.70      $   3.79

   The accompanying notes are an integral part of these financial statements.


                         CLOVER INCOME PROPERTIES, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                              General        Limited
                                              Partner        Partners        Total
 Balance at January 1, 1996                  $  (4,854)    $ 4,281,913    $ 4,277,059

 Partners' distributions, $7.30
   per limited partnership unit                 (1,106)       (109,500)      (110,606)

 Net income                                      1,106          55,423         56,529

 Balance at June 30, 1996                    $  (4,854)    $ 4,227,836    $ 4,222,982

   The accompanying notes are an integral part of these financial statements.


                         CLOVER INCOME PROPERTIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               1996            1995
 OPERATING ACTIVITIES
    Interest received                                        $   3,544       $   3,026
    Distributions received from The Willowbrook
       Joint Venture                                            71,914          94,290
    Cash paid for operating expenses                           (28,192)        (53,864)

        Net cash provided by operating activities               47,266          43,452

 INVESTING ACTIVITIES
    Distributions received from the Willowbrook
       Joint Venture                                            89,000          66,624

 FINANCING ACTIVITIES

    Partners' distributions                                   (110,606)       (119,697)

 NET INCREASE IN CASH                                           25,660          (9,621)

 CASH, beginning of period                                     299,295         292,557

 CASH, end of period                                         $ 324,955       $ 282,936

   The accompanying notes are an integral part of these financial statements.


                         CLOVER INCOME PROPERTIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                               1996             1995
 RECONCILIATION OF NET INCOME TO NET CASH

 PROVIDED BY OPERATING ACTIVITIES

    Net income                                               $  56,529       $  58,104

 ADJUSTMENTS
    Amortization                                                    --          12,115
    Income from investment in the Willowbrook
       Venture                                                 (71,914)        (94,290)
    Distributions received from the Willowbrook
       Joint Venture                                            71,914          94,290
    Decrease in other receivables                                   --          16,733
    Decrease in accrued expenses                                (9,263)        (40,500)
    Decrease in due to affiliates                                   --          (3,000)

       Total adjustments                                        (9,263)        (14,652)

    Net cash provided by operating activities                $  47,266       $  43,452


   The accompanying notes are an integral part of these financial statements.


                         CLOVER INCOME PROPERTIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


Readers of this quarterly report should refer to the Clover Income Properties, L.P. ("Partnership") audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE:

On December 17, 1987, the Partnership acquired a 50% interest in The Willowbrook Joint Venture (the "Joint Venture") for $6,450,000. The Joint Venture owns the Willowbrook Apartments, a 299-unit mid-rise apartment complex located in Baltimore, Maryland.

On April 8, 1992, the Partnership and Clover Income Properties II, L.P. ("CIP II"), an affiliated partnership, consummated an agreement which was effective April 1, 1992, with Clover Income Properties III L.P. ("CIP III"), an affiliated partnership, pursuant to which CIP III acquired an interest in the Joint Venture. The Partnership reduced its interest from 50% to 42.91% and received a distribution of $1,100,000 from the Joint Venture, of which $1,000,000 was distributed to the limited partners in April 1992.

On February 7, 1996, the Joint Venture, Berwind Properties Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery," and with Berwind, the "Buyers"), executed an Agreement of Sale (as amended the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

Pursuant to the terms of the Sale Agreement, the Buyers agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The Sale was contingent upon the approval of the holders of more than 50% of the outstanding units of limited partnership interest in the Partnership and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP II and CIP III. Such approval was obtained and the sale of Willowbrook Apartments was closed on July 23, 1996.

Subsequent to the sale of The Willowbrook Apartments, all assets of the Joint Venture will be liquidated. The net proceeds will be distributed to its owners (CIP, CIP II and CIP III) and the Joint Venture dissolved.

Upon receipt of distribution from the Joint Venture, the limited partnership will then liquidate the net assets, distribute the proceeds and be dissolved.

Due to the sale of the Willowbrook Apartments and subsequent liquidation of the Partnership, the Partnership has reflected its investment in the Joint Venture and the related deferred acquisition fees at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments after allocation of these proceeds to the Partnership, CIP II and CIP III. At June 30, 1996, the Partnership's investment in the Joint Venture and the related deferred acquisition fees were not impaired.


1. INVESTMENT IN THE WILLOWBROOK JOINT VENTURE (continued):

A summary of the Joint Venture's financial statements is as follows:


                                                               Six Months
                                                              Ended June 30,
                                                                  1996

    Current assets                                             $   417,055
    Investment property, net of accumulated                      9,165,347
    Other noncurrent assets                                          1,100

    Total assets                                               $ 9,583,502


    Current liabilities                                        $   475,437
    Capital -
       Clover Income Properties, L.P.                            3,582,476
       Clover Income Properties II, L.P.                         3,582,476
       Clover Income Properties III, L.P.                        1,943,113

    Total liabilities and capital                              $ 9,583,502


    Revenues                                                   $ 1,062,908
    Expenses                                                       895,315

    Net income                                                 $   167,593


The Joint Venture made distributions from operations to the Partnership in the amount of $160,914 during the first six months of 1996. (Also, see "Note 2").

The Investment in The Willowbrook Joint Venture, at market of $3,908,265, includes the capitalization ($325,788) on the sale of 14.18% of its interest in the Joint Venture before the deduction of $10,758 in expenses relating to the sale and the write-off of 14.18% of the unamortized deferred costs ($62,892) related to the initial acquisition of the Joint Venture interest by the Partnership. Therefore, the amount of the investment, at market, reflected here does not correspond to the Partnership's capital account balance in the Joint Venture.

2. SUBSEQUENT DISTRIBUTIONS:

In July 1996, the Partnership received a $26,819 distribution from the Willowbrook Joint Venture. The Partnership made a cash distribution in July 1996, of $54,750 to the limited partners and $553 to the General Partner.

3. GENERAL:

The financial statements reflect all adjustments which are, in the opinion of the General Partner, necessary for a fair statement of the results for the interim period presented. Such adjustments are of a normal recurring nature. Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


                          THE WILLOWBROOK JOINT VENTURE
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS


                                                                          June 30,
                                                                            1996
 CURRENT ASSETS
    Cash                                                               $   357,202
    Cash held for security deposits-restricted                              34,225
    Prepaid expenses                                                        23,144
    Rents receivable                                                         2,484
       Total current assets                                                417,055
 INVESTMENT PROPERTY HELD FOR SALE                                      13,458,013
    Less - accumulated depreciation                                     (4,292,666)
       Net investment property                                           9,165,347

 OTHER ASSETS
    Utility deposit                                                          1,100

 TOTAL ASSETS                                                          $ 9,583,502

                           LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES
    Accounts payable                                                   $    53,146
    Accrued expenses                                                        55,247
    Tenants' security deposits                                              34,225
    Prepaid rents                                                            6,526
    Due to affiliates                                                      326,293
       Total current liabilities                                           475,437

 PARTNERS' CAPITAL
    Clover Income Properties, L.P.                                       3,582,476
    Clover Income Properties II, L.P.                                    3,582,476
    Clover Income Properties III, L.P.                                   1,943,113
       Total partners' capital                                           9,108,065

 TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $ 9,583,502

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                   1996           1995          1996           1995
 REVENUES:
    Rental income              $  524,691     $  502,607    $1,036,444     $  997,340
    Other income                   14,100          8,033        26,281         13,617
    Interest income                    45             46           183            530
          Total revenues          538,836        510,686     1,062,908      1,011,487

 EXPENSES:
    Depreciation                  128,711        128,253       257,422        256,506
    Operating expenses
       (including affiliate
       transactions of $774
       and $16,863 for the
       three and six months
       ended June 30, 1995)       314,657        268,792       599,404        530,294
    Professional services          36,551             --        38,489          4,948
          Total expenses          479,919        397,045       895,315        791,748

 NET INCOME                    $   58,917     $  113,641    $  167,593     $  219,739


        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE

                         STATEMENTS OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                  Clover         Clover        Clover
                                  Income         Income        Income
                                Properties     Properties    Properties
                                    L.P.        II, L.P.      III, L.P.      Total
 Balance - January 1, 1996       $3,671,476    $3,671,476    $1,972,520    $9,315,472

 Net income                          71,914        71,914        23,765       167,593

 Partners' distributions           (160,914)     (160,914)      (53,172)     (375,000)

 Balance at June 30, 1996        $3,582,476    $3,582,476    $1,943,113    $9,108,065

        The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               1996            1995
 OPERATING ACTIVITIES:
      Cash received from rentals                            $1,040,200      $  993,833
      Other income received                                     26,281          13,617
      Interest income received                                     183             530
      Security deposits paid (received)                            643          10,543
      Cash paid for operating expenses                        (450,583)       (437,784)

           Net cash provided by operating
               activities                                      616,724         580,739

 INVESTING ACTIVITIES
      Cash paid for investment property                        (26,016)        (22,857)

 FINANCING ACTIVITIES
      Partners' distributions                                 (375,000)       (375,000)

 NET INCREASE IN CASH                                          215,708         182,882

 Cash, beginning of period                                     141,494         146,687

 Cash, end of period                                        $  357,202      $  329,569

        The accompanying notes are an integral part of these statements.


                          THE WILLOWBROOK JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                               1996            1995
 RECONCILIATION OF NET INCOME
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES

      NET INCOME                                             $ 167,593       $ 219,739

 Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation                                                 257,422         256,506
  Decrease in cash held for security deposits                      643          10,543
  Decrease in prepaid expenses                                 113,870         121,887
  Decrease in rents receivable                                   5,118          (6,320)
  Increase (decrease) in accounts payable                       53,146         (17,447)
  Increase (decrease) in accrued expenses                       18,291          (4,069)
  Increase (decrease) in security deposits                       2,003          (2,952)
  (Decrease) increase prepaid rents                             (1,362)          2,813
  Increase in due to affiliates                                     --              39

 Total adjustments                                             449,131         361,000

 NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 616,724       $ 580,739

      The accompanying notes are an integral part of these statements.

                          THE WILLOWBROOK JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


Readers of this quarterly report should refer to The Willowbrook Joint Venture's ("Joint Venture") audited financial statements as of December 31, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.  INVESTMENT PROPERTY HELD FOR SALE:

On December 17, 1987, the Joint Venture acquired the Willowbrook Apartments, a mid-rise apartment complex comprising 299 apartment units contained in eight five-story buildings. The complex is located in Baltimore, Maryland.

On February 7, 1996, the Joint Venture entered into an agreement of sale with Berwind Properties Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery" and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of The Willowbrook Apartments (the "Sale").

Pursuant to the terms of the Sale Agreement, the Buyers agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The Sale was contingent upon the approval by a majority of the limited partners of CIP, CIP II, and CIP III. Such approval was obtained and the Sale of Willowbrook Apartments was closed on July 23, 1996.

Due to the sale of The Willowbrook Apartments and subsequent liquidation of the Partnership, the Joint Venture has reflected the investment property held for sale at the lower of cost or market. Market value is based on the estimated cash proceeds (net of settlement costs) from the sale of the Willowbrook Apartments. At June 30, 1996, the investment property held for sale was not impaired.

The following is a summary of investment property as of June 30, 1996.

Land                                                    $ 1,421,205
Building                                                 11,006,247
Furniture and fixtures                                    1,030,561
                                                         13,458,013

 Less: Accumulated depreciation                          (4,292,666)
                                                        $ 9,165,347


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

The general partners of CIP, CIP II, and CIP III and their affiliates were entitled to reimbursement for administrative services rendered to the Joint Venture and direct expenses of operations and goods and services used by and for the Joint Venture. For the six months ended June 30, 1995, $4,113 of such costs were incurred by the Joint Venture. Property management fees of $12,750 were incurred and paid for the six months ended June 30, 1995, to an affiliate of the general partner. During the six months ended June 30, 1996, there were no transactions with affiliates.

As of June 30, 1996, The Willowbrook Joint Venture owed a total of $326,293 to Clover and its affiliates, including $7,161 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from the proceeds of the Sale of the Willowbrook Apartments.

3.  SUBSEQUENT DISTRIBUTIONS:

In July 1996, the Joint Venture paid total distributions of $62,500 to its partners.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources

 The Partnership's only remaining interest in real estate is a 42.91% interest in The Willowbrook Joint Venture, a joint venture which owned the Willowbrook Apartments. Consequently, the Partnership's primary remaining source of operating cash flow will be distributions from The Willowbrook Joint Venture.

 On February 7, 1996, the Willowbrook Joint Venture, Berwind Property Group, Inc. ("Berwind") and First Montgomery Properties, Ltd. ("First Montgomery", and with Berwind, the "Buyers") executed an Agreement of Sale (as amended, the "Sale Agreement") concerning the sale of Willowbrook Apartments (the "Sale").

 Pursuant to the terms of the Sale Agreement, the Buyers agreed to purchase The Willowbrook Apartments for a purchase price of $9,850,000. The Sale was contingent upon the approval of the holders of more than 50% of the outstanding Units and the holders of more than 50% of the outstanding units of limited partnership interest in each of CIP II and CIP III. Such approval was obtained and the sale of Willowbrook Apartments was closed on July 23, 1996.

 On June 30, 1996, the Partnership had cash on hand of $324,955 as compared to $299,295 on December 31, 1995. These funds, along with future operating cash flow, will be utilized for working capital needs and for distributions to the Limited Partners.

 The Partnership's net cash flow from operations was $47,266 for the six months ended June 30, 1996, as compared to $43,452 for the same period in 1995. The increase in net cash flow from operations over the period was primarily due to a decrease in cash paid for operating expenses.

 The Joint Venture's net cash flow from operations was $616,724 for the six months ended June 30, 1996, as compared to $580,739 for the same period in 1995. The increase in cash flow from operations over the period was due to an increase in cash received from rentals and other income received, offset by an increase in cash paid for operating expenses.

 Cash distributions by the Partnership to the partners during the six months ended June 30, 1996, totaled $110,606. Of the total amount, $109,500 was distributed to the Limited Partners and $1,106 was distributed to the General Partner. Subsequent to June 30, 1996, a cash distribution in the amount of $55,303 was paid to the partners. Of the total amount, $54,750 was distributed to the Limited Partners and $553 was distributed to the General Partner.

 The General Partner believes that the Partnership's current and future cash flows will be sufficient to meet the Partnership's liquidity requirements, absent any unanticipated cost increases or adverse market conditions.

 As of June 30, 1996, the Partnership had paid all outstanding amounts owed to Clover and its affiliates. The Partnership has no outstanding amounts owed to Clover and its affiliates and the Partnership made no payments to Clover and its affiliates during the six months ended June 30, 1996.

 As of June 30, 1996, The Willowbrook Joint Venture owed a total of $326,293 to Clover and its affiliates, including $7,161 for reimbursable costs and $319,132 for accrued property management fees. The payment of such amounts will be made from the proceeds of the Sale of The Willowbrook Apartments.

 During the first six months of 1996, The Willowbrook Joint Venture continued its program instituted in 1993 at The Willowbrook Apartments to upgrade apartment interiors with new appliances and carpeting, combined with an aggressive marketing program.

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

Results of Operations

    Three and Six Months Ended June 30, 1996 vs. June 30, 1995

Partnership revenues do not include the revenues from The Willowbrook
Apartments.

 The Partnership earned interest of $1,988 and $3,544 for the three and six month periods ended June 30, 1996, compared to $2,034 and $3,026 for the same periods in 1995.

 The Partnership's net income for the three and six month periods ended June 30, 1996, was $17,256 and $56,529 compared to $32,058 and $58,104 for the same periods in 1995. The decrease in net income over the prior periods is primarily due to a decrease in the Partnership's share of income from the Willowbrook Joint Venture, which resulted from a decrease in net income at Willowbrook.

 Rental income for the Willowbrook Apartments, as operated by The Willowbrook Joint Venture for the three and six month periods ended June 30, 1996, was $524,691 and $1,036,444 compared to $502,607 and $997,340 for the same periods in 1995. Other income for the three and six month periods ended June 30, 1996, was $14,100 and $26,281 compared to $8,033 and $13,617 for the same periods in 1995. Interest income for the three and six month periods ended June 30, 1996, was $45 and $183 compared to $46 and $530 for the same periods in 1995. The increase in rental income is primarily the result of an increase in average rental rates over the prior periods. The change in other income was due to an increase in miscellaneous charges to tenants, including late fees and utility reimbursements.

 The average effective rental rates for the Willowbrook Apartments for the three and six month periods ended June 30, 1996, were $1,827 and $3,666 compared to $1,806 and $3,603 for the same periods in 1995. The average occupancy for the Willowbrook Apartments for the three and six month periods ended June 30, 1996, was 95.4% and 94.2% compared to 93.1% and 92.8% for the same periods in 1995.

 Operating expenses for the Willowbrook Apartments for the three and six month periods ended June 30, 1996, were $314,657 and $599,404 compared to $268,792 and $530,294 for the same periods in 1995. The increase in operating expenses over the prior periods is primarily the result of increased snow removal, maintenance, and utility expenses. These increases can be attributed to the severe winter and spring conditions at the property during the three and six month periods ended June 30, 1996.

 The Joint Venture's income after depreciation for the three and six month periods ended June 30, 1996, was $58,917 and $167,593 compared to $113,641 and $219,739 for the same periods in 1995. The decrease in income after depreciation in 1996 is primarily the result of an increase in operating expenses and professional services, offset by an increase in rental and other income.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 1, 1996, the General Partner submitted three separate proposals to the Limited Partners. The first proposal ("Willowbrook Sale Proposal") was to approve the specific sale of the Willowbrook Apartments to Berwind Property Group, Inc. and First Montgomery Properties, Ltd. (the "Buyers"), pursuant to the terms of an Agreement of Sale between the Willowbrook Joint Venture (the "Joint Venture") and the Buyers entered into on February 7, 1996, as amended, for a purchase price of $9,850,000 (the "Sale"). The second proposal ("Willowbrook Alternative Sale Proposal") would authorize the sale of Willowbrook to another buyer ("Alternative Sale"), if approved by the General Partner. An Alternative Sale would be authorized if the Sale was approved, but was not completed for any reason. The third proposal ("Willowbrook Financing Proposal") was to authorize the Joint Venture, on or before December 31, 1997, to borrow up to $7,000,000 (the "Loan") and to grant a non-recourse, first priority mortgage and security interest on the Willowbrook Apartments as security for the Loan, if the Sale was not approved or was not completed.
A special meeting of the Limited Partners of each of the three partnerships was held on June 28, 1996.

The unit holders of the Partnership voted on the proposals as follows:


                                         In Favor    Opposed    Abstained   No Response
 Willowbrook Sale Proposal                59.31%      0.13%       0.40%        40.16%
 Willowbrook Alternative Sale Proposal    56.05%      2.76%       1.03%        40.16%
 Willowbrook Financing Proposal           37.52%     19.58%       2.74%        40.16%

The unit holders of Clover Income Properties II, L.P. voted on the proposals as follows:

                                         In Favor    Opposed    Abstained   No Response
 Willowbrook Sale Proposal                53.97%      0.22%       1.17%        44.64%
 Willowbrook Alternative Sale Proposal    52.28%      1.50%       1.58%        44.64%
 Willowbrook Financing Proposal           40.38%     11.39%       3.59%        44.64%


The unit holders of Clover Income Properties III, L.P. voted on the proposals as follows:

                                         In Favor    Opposed    Abstained   No Response
 Willowbrook Sale Proposal                52.44%      0.55%       0.27%        46.74%
 Willowbrook Alternative Sale Proposal    51.74%      0.66%       0.86%        46.74%
 Willowbrook Financing Proposal           40.27%     10.69%       2.30%        46.74%

The Willowbrook Sale Proposal and the Willowbrook Alternative Sale Proposal were adopted by the requisite majority vote of the Limited Partners of each of CIP, CIP II, and CIP III. The Willowbrook Financing Proposal was not adopted.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)  Reports on Form 8-K: None filed during the three months ended June 30, 1996.

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





                                      CLOVER INCOME PROPERTIES, L.P.

                                      By:   C.I.P. Management Corp.


                                      By:   /s/Donald N. Love
                                            Donald N. Love, President


                                      By:   /s/Stanley E. Borucki
                                            Stanley E. Borucki, Treasurer


                                      Date:  August 14, 1996